Form 10-Q
period 2013-06-30
Intellisense Solutions Inc.
filed 2013-09-13
CIK 1577445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-188920

INTELLISENSE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1727 14th Ave., Suite 100
Seattle, Washington 98122
 (Address of principal executive offices, zip code)

(206) 508-4562
 (Registrant’s telephone number, including area code)

___________________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 13, 2013, there were 1,980,000 shares of common stock, $0.001 par value per share, outstanding.

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Intellisense Solutions Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of market demand for consulting services of the type provided by the Company, the possibility that the company will not garner any customers, the Company’s need for and ability to obtain additional financing, the exercise of the majority control the Company’s officers and directors presently hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

INTELLISENSE SOLUTIONS INC.
 (A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
	2013	2013

ASSET

Current assets :
Cash and cash equivalents	$10,416	$19,980

Total assets	$10,416	$19,980

LIABILITY AND STOCKHOLDERS’ EQUITY
Current liabilities :
Accounts payable and accrued expenses	$2,162	$2,000

Total current liability	2,162	2,000

Stockholders’ equity :
Common stock, $0.001 par value; 75,000,000 shares authorized, 1,980,000 issued and outstanding	1,998	1,998
Additional paid-in capital	17,982	17,982
Deficit accumulated during the development stage	(11,726)	(2,000)

Total stockholders’ equity	8,254	17,980

Total liability and stockholders' equity	$10,416	$19,980

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
STATEMENT OF EXPENSES
(UNAUDITED)

	Three Months Ended June 30,	For the Period from March 22 2013 ( Inception) to June 30,
	2013	2013

OPERATING EXPENSES
Professional fees	$8,764	$10,764
General & administrative	962	962

Total Operating Expense	9,726	11,726

NET LOSS	$(9,726)	$(11,726)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,980,000

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,	For the Period from March 22 2013 (Inception) to June 30,
	2013	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,726)	$(11,726)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	162	2,162

Net cash used in operating activities	(9,564)	(9,564)

Cash Flows From Financing Activity
Private Placement	-	19,980
New Cash Provided by Financing Activity	-	19,980

Net increase (decrease) in cash and cash equivalents	(9,564)	10,416
Cash – opening	19,980	-

Cash – closing	$10,416	$10,416

The accompanying notes are an integral part of these unaudited financial statements.

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

Note 1 – Nature of Operations and Basis of Presentation

INTELLISENSE SOLUTIONS INC. (“the Company”), incorporated in the state of Nevada on March 22, 2013, was formed to market vegetarian products over the Internet.

The company has limited operations and is considered to be in the development stage.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted.

Note 2 – Going Concern

As of June 30, 2013, the accompanying audited financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended the Company has had a net loss of $9,726 consisting of incorporation fees and professional fees for the Company to initiate its SEC reporting requirements.

As of June 30, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. These conditions raise substantial doubt as to our ability to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Intellisense Solutions Inc., a Nevada corporation and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2013 audited financial statements and related notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-188920), declared effective by the Securities and Exchange Commission on August 1, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

Intellisense Solutions Inc. (the “Company”) was incorporated in the State of Nevada on March 22, 2013 and established a fiscal year end of March 31. It is a development-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our Registration Statement on Form S-1, as amended (File No. 333-188920), declared effective by the Securities and Exchange Commission on August 1, 2013, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of a share subscription and loan from a shareholder. From our inception to June 30, 2013, we have raised a total of $19,980 from private offerings of our common stock to our directors and officers. At June 30, 2013, we have not yet received any proceeds from the offer and sale of our common stock from our Form S-1, referenced above.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

12-MONTH PLAN OF OPERATION

Our plan of operations over the 12 month period following successful completion of our offering (the “Offering”) registered under Registration Statement on Form S-1, as amended (File No. 333-188920), declared effective by the Securities and Exchange Commission on August 1, 2013, is to gain support for our concept and then raise sufficient suitable additional financing to business consulting services plan. In order to achieve our plan, we have established the following goals for this initial 12 month period:

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $65,033 from the Offering, it will last one year, but we may need more funds to develop growth strategy, and we will have to revert to obtaining additional money.

In the next twelve months, following completion of our Offering, we plan to engage in the following activities to expand our business operations:

	25% of	50% of	75% of	100% of
	shares sold	shares sold	shares sold	shares sold

Gross Proceeds from this Offering (1):	$16,258.33	$32,516.67	$48,775.00	$65,033.33

Employees Salary	$0.00	$0.00	$0.00	$3,333.33
Advertising	$0.00	$0.00	$3,000.00	$8,000.00
Marketing & Company collateral design	$0.00	$1,000.00	$1,500.00	$3,000.00
Design of Logo certs	$0.00	$0.00	$2,000.00	$5,500.00
Printing	$0.00	$1,000.00	$1,000.00	$2,000.00
Software Development/ web design	$500.00	$12,000.00	$13,000.00	$14,000.00
Software Purchase (Development)	$0.00	$2,400.00	$2,400.00	$2,400.00
Co-location & backup/ web hosting	$120.00	$1,200.00	$2,400.00	$2,400.00
Office Rent	$0.00	$0.00	$2,400.00	$2,400.00
Office Equipment + SW	$0.00	$0.00	$1,500.00	$2,500.00
Offices expenses	$250.00	$500.00	$1,400.00	$1,800.00
Telephone + LD fees	$250.00	$750.00	$1,400.00	$1,500.00
Unaccounted expenses	$0.00	$500.00	$1,200.00	$1,200.00
Accountant	$3,000.00	$1,000.00	$3,000.00	$3,000.00
Auditor	$6,000.00	$6,000.00	$6,000.00	$6,000.00
Lawyer	$3,000.00	$3,000.00	$3,000.00	$3,000.00
Transfer Agent	$3,000.00	$3,000.00	$3,000.00	$3,000.00
Total Expenses	$16,120.00	$32,350.00	$48,200.00	$65,033.33

(1) We do not plan to use any proceeds from the offering of the 650,330 shares to pay for offering expenses and will fund offering expenses solely from cash on hand.

Employees Salary: We will be hiring a sales person who will be contacting manufacturers, vendors and buyers of vegetarian food and interest them in our product. Initially, that person will also handle.

Advertising: This will include advertising our products and services in different venues including google Adwards and potentially magazines and web site that are of interest to our target market.

Marketing & Company collateral design: This will cover the cost of the design of the company and marketing collateral such as logo, letterhead (both for print and electronics), business cards, brochures, advertising (both for electronics and print).

Design of Logo certs: This will include the design of the different certificates that will be included on the producers (or wholesalers) products, collateral and web site. Different formats and variants of the certifications will be design to accommodate the different requirements of producers.

Printing: This will include the cost of printing letterhead, business cards, brochures, envelopes, etc.

Software Development/ web design: This will include the cost of developing our web portal, web site and associated interfaces.

Software Purchase (Development): We expect that we may need to purchase some software development tools or software to ease development such as MySQL database administration tool, commercial code editors, etc.

Co-location & backup/ web hosting: This will include the cost of leasing server space, bandwidth and backup services. We have not decided whether to lease dedicated servers, virtual private servers or opt for a provider with cloud services such as Amazon.com.

Office Rent: If we raise sufficient funding to hire a sales person, we may be renting or sub-leasing a small office where our sales person will work from. If we are able to hire the sales person but are unable to afford an office, the sales person will work from his or her home.

Office Equipment + SW: This will be the cost of purchasing office equipment such as a computer for sales person, an all-in-one printer/scanner/copier/fax, desk, a filing cabinet, etc.

Offices expenses: These are expenses such as electricity, cleaning supplies, printer cartridges, papers, pens, etc.

Telephone + LD fees: This is the cost of internal telephone service to communicate between our staff, directors, vendors, partners, etc.

Unaccounted expenses: Items not accounted for elsewhere or that are difficult to predict such as bank fees, entertainment, software products and office equipment.

Accountant: Expenses for accounting fees. This will go primarily toward the preparation of financial statements.

Auditor: Expenses for auditing fees. This will go to our auditor for our year end audits and quarterly reviews.

Lawyer: Expenses for legal fees. This will go primarily to our lawyer to ensure that all our filings are in order and we are in compliance with different regulatory regimes.

Transfer Agent: This Transfer Agent fee related to the public company filings.

If 25% of shares are sold: We will have enough money to maintain the company and develop a basic informational web site but we will not be able to do any development of our portal or do any sales and marketing activities.

If 50% of the shares are sold: This will be sufficient to maintain the company and develop our products. However, we will have minimal amounts to spend on designing our marketing collateral and on the visual interfaces. We will also have no money to spend on advertising.

If 75% of the shares are sold: This will be sufficient to maintain the company and develop our products. We will also have an acceptable marketing, sale and advertising budgets. We will however still not be able to hire a business development (sales) person and these functions will need to be performed by our Directors.

If 100% of the shares are sold: This will enable to execute fully on our business plan.

The company plans to begin work on an information web site in the first month of operation. Putting an information-only web site as soon as possible will help to create brand name recognition. We will also register youtube.com, facebook.com and twitter.com accounts and link them to our web site. This will also improve our ranking in many search engines as well as build an audience for our anticipated launch.

If 25% of the shares are sold, we are only able to maintain the company but will not be able to do any development or marketing and sales activities. After selling 50% or more of the shares, we will start working on executing our business plan including the development and marketing of our products and services. The milestones that we hope to achieve on a quarter-by-quarter basis in Year One of Operations (after the funds are raised) are listed below.

Quarter One

•	Selection of the software contractor
•	Selection of the Graphic and web design interfaces
•	Completion of product specification
•	Selection of development tools
•	Selection of our collocation partner
•	Completion of high-level design for our product
•	Start working on “information only” web site
•	Investigate regulatory issues that may impact our operation in India and USA

Quarter Two

•	Complete the “information only” web site
•	Completion of detailed design of our product
•	Start the design of the different web interfaces
•	Complete the development of the database
•	Review Milestones and adjust workloads
•	Investigate regulatory issues that may impact our operation in the European Union

Milestones for Quarter Three

•	Complete the design of the different web interfaces
•	Complete implementation of the different web interfaces
•	Start development of the development of the different components of the software
•	Design of the Certification Logos
•	Write the Terms of Services for vendors, customers and certification partners
•	Monitor the hits on the web site
•	Review Milestones and adjust workloads
•	Investigate regulatory issues that may impact our operation in Canada, Australia and New Zealand

Milestones for Quarter Four

•	Completion of Beta Software in month 10 and start of trial
•	Correct any deficiencies revealed during trial
•	Complete the certification partners training guides that they will follow in issuing the certificates
•	Start online advertising with Google Adwords
•	review Milestones timetable and adjust workload
•	interview and hire Sales Support Staff person to start in month eleven
•	Launch product in month 12

Our ability to achieve our business objectives and goals is entirely dependent upon the amount of shares sold in the Offering.

We currently do not have any arrangements regarding the Offering or following this Offering for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Results of Operations

The three months ended June 30, 2013, and the period from March 22, 2013 (Inception) to June 30, 2013 (unaudited)

We recorded no revenues for the three months ended June 30, 2013, or from the period from inception on March 22, 2013 to June 30, 2013.

For the three months ending June 30, 2013, total operating expenses were $9,726, consisting of professional fees of $8,764, and general and administrative expenses of $962.

From the period of March 22, 2013 (inception) to June 30, 2013, we incurred operating expenses and a net loss of $11,726.

Liquidity and Capital Resources

At June 30, 2013, we had a cash balance of $10,416. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock in the Offering. If we are successful in completing the Offering, existing shareholders, presently only Ihsan Falou, our sole officer and director, will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in the Offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188920), as filed with the Securities and Exchange Commission on May 29, 2013.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLISENSE SOLUTIONS INC.
(Name of Registrant)

Date: September 13, 2013	By:	/s/ Ihsan Falou
	Name:	Ihsan Falou
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188920), as filed with the Securities and Exchange Commission on May 29, 2013.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.