Form 10-Q
period 2013-09-30
Intellisense Solutions Inc.
filed 2013-11-13
CIK 1577445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-188920

INTELLISENSE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 8, 2013, there were 2,529,880 shares of common stock, $0.001 par value per share, outstanding.

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

INTELLISENSE SOLUTIONS INC.
 (A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	March 31, 2013

ASSET

Current assets :
Cash and cash equivalents	$22,979	$19,980

Total assets	$22,979	$19,980

LIABILITY AND STOCKHOLDERS’ DEFICIT
Current liabilities :
Accounts payable and accrued expenses	$3,101	$2,000

Total current liability	3,101	2,000

Stockholders’ equity :
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,190,000 issued and 1,998,000 outstanding, respectively	2,190	1,998
Additional paid-in capital	36,990	17,982
Deficit accumulated during the development stage	(19,302)	(2,000)

Total stockholders’ equity	17,980	17,980

Total liability and stockholders' equity	$22,979	$19,980

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
STATEMENT OF EXPENSES
(UNAUDITED)

	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013		From the Period from March 22, 2013 (Inception) to September 30, 2013

OPERATING EXPENSES
Professional fees	$6,200		$14,964	$16,964
General & administrative	1,376		2,338	2,338

Total Operating Expense	7,576		17,302	19,302

NET LOSS	$(7,576)		$(17,302)	$(19,302)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$	(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,010,948		2,004,509

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30, 2013	For the Period from March 22, 2013 (Inception) to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(17,302)	$(19,302)
Adjustments to reconcile net loss to net cash provided from operating activities
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,101	3,101

Net cash used in operating activities	(16,201)	(16,201)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of stock	19,200	39,180

Net cash provided by financing activity	19,200	39,180

Net increase (decrease) in cash and cash equivalents	2,999	22,979
Cash – opening	19,980	-

Cash – closing	$22,979	$22,979

The accompanying notes are an integral part of these unaudited financial statements.

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2013

Note 1 – Nature of Operations

INTELLISENSE SOLUTIONS INC. (“the Company”), incorporated in the state of Nevada on March 22, 2013, was formed to market vegetarian products over the Internet.

The company has limited operations and is considered to be in the development stage.

Note 2 – Going Concern

As of September 30, 2013, the accompanying audited financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended September 30, 2013 the Company has had a net loss of $17,302 consisting of incorporation fees and professional fees for the Company to initiate its SEC reporting requirements.

As of September 30, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Note 3 – Stockholders’ Equity

Common Stock

During the six months ended September 30, 2013, the Company issued 192,000 shares for cash proceeds of $19,200.

Note 4 – Subsequent Events

During October and November 2013, the Company sold 339,880 shares for cash proceeds of $33,988.

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

Our activities have been financed from the proceeds of a share subscription and loan from a shareholder. From our inception to September 30, 2013, we have raised a total of $19,980 from private offerings of our common stock to our directors and officers. At September 30, 2013, we have offered and sold 192,000 shares of our common stock from our Form S-1, referenced above, for aggregate proceeds of $19,180. At November 7, 2013, we have offered and sold 531,880 shares of our common stock from our Form S-1, referenced above, for aggregate proceeds of $53,168.

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

Results of Operations

The three and six months ended September 30, 2013, and the period from March 22, 2013 (Inception) to September 30, 2013 (unaudited)

We recorded no revenues for the three months ended September 30, 2013, or from the period from inception on March 22, 2013 to September 30, 2013.

For the three months ending September 30, 2013, total operating expenses were $7,576, consisting of professional fees of $6,200, and general and administrative expenses of $1,367.

For the six months ending September 30, 2013, total operating expenses were $17,302, consisting of professional fees of $14,964, and general and administrative expenses of $2,338.

Our net loss for period from March 22, 2013 (Inception) through September 30, 2013 (unaudited) was$19,302.

Liquidity and Capital Resources

At September 30, 2013, we had a cash balance of $22,979. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock in the Offering. If we are successful in completing the Offering, existing shareholders, presently only Ihsan Falou, our sole officer and director, will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in the Offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188920), as filed with the Securities and Exchange Commission on May 29, 2013.

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

INTELLISENSE SOLUTIONS INC.
(Name of Registrant)

Date: November 13, 2013	By:	/s/ Ihsan Falou
	Name:	Ihsan Falou
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188920), as filed with the Securities and Exchange Commission on May 29, 2013.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.