Form 10-Q
period 2013-12-31
Intellisense Solutions Inc.
filed 2014-02-13
CIK 1577445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

_______________________________________
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

As of December 31, 2013, and as of February 11, 2014, there were 2,529,680 shares of common stock, $0.001 par value per share, outstanding.

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013	4

		Statement of Operations for the three and nine months ended December 31, 2013, and the period from March 22, 2013 (Inception) through December 31, 2013 (unaudited).	5

		Statement of Cash Flows for the nine months ended December 31, 2013, and the period from March 22, 2013 (Inception) through June 30, 2013 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	12

Part II.	Other Information

	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mining Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	14

Signatures			15

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

INTELLISENSE SOLUTIONS INC.
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31, 2013	March 31, 2013

ASSET

Current assets :
Cash and cash equivalents	$54,146	$19,980

Total assets	$54,146	$19,980

LIABILITY AND STOCKHOLDERS’ DEFICIT

Current liabilities :
Accounts payable and accrued expenses	$4,851	$2,000

Total current liability	4,851	2,000

Stockholders’ deficit :
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 and 1,998,000 issued and outstanding, respectively	2,529	1,998
Additional paid-in capital	70,619	17,982
Deficit accumulated during the development stage	(23,853)	(2,000)

Total stockholders’ deficit	49,295	17,980

Total liability and stockholders' deficit	$54,146	$19,980

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013	From the Period from March 22, 2013 (inception) to December 31, 2013

OPERATING EXPENSES
Professional fees	$2,658	$17,622	$19,622
General & administrative	1,893	4,231	4,231

Total Operating Expense	4,551	21,853	23,853

NET LOSS	$(4,551)	$(21,853)	$(23,853)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,475,731	2,163,735

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, 2013	For the Period from March 22, 2013 (Inception) to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(21,853)	$(23,853)
Adjustments to reconcile net loss to net cash provided from operating activities
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	2,851	4,851

Net cash used in operating activities	(19,002)	(19,002)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of stock	53,168	73,148

Net cash provided by financing activity	53,168	73,148

Net increase in cash and cash equivalents	34,166	54,146
Cash – opening	19,980	-

Cash – closing	$54,146	$54,146

The accompanying notes are an integral part of these unaudited financial statements.

INTELLISENSE SOLUTIONS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
December 31, 2013

Note 1 – Nature of Operations

INTELLISENSE SOLUTIONS INC. (“the Company”), incorporated in the state of Nevada on March 22, 2013, was formed to market vegetarian products over the Internet.

The company has limited operations and is considered to be in the development stage.

Note 2 – Going Concern

As of December 31, 2013, the accompanying audited financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended December 31, 2013 the Company has had a net loss of $21,853 consisting of incorporation fees and professional fees for the Company to initiate its SEC reporting requirements.

As of December 31, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Note 3 – Stockholders’ Equity

Common Stock

During the nine months ended December 31, 2013, the Company issued 531,680 shares for cash proceeds of $53,168.

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

Our activities have been financed from the proceeds of share subscriptions and loan from a shareholder. From our inception to December 31, 2013, we have raised a total of $19,980 from private offerings of our common stock to our directors and officers. At December 31, 2013, we offered and sold 192,000 shares of our common stock from our Form S-1, referenced above, for aggregate proceeds of $19,180. At December 31, 2013, we offered and sold 531,880 shares of our common stock from our Form S-1, referenced above, for aggregate proceeds of $53,168.

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

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $65,033 from the offering registered under our Form S-1 (the “Offering”), it will last one year, but we may need more funds to develop growth strategy, and we will have to revert to obtaining additional money.

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

Results of Operations

The three and nine months ended December 31, 2013, and the period from March 22, 2013 (Inception) to December 31, 2013 (unaudited)

We recorded no revenues for the three or nine months ended December 31, 2013, or from the period from inception on March 22, 2013 to December 31, 2013.

For the three months ending December 31, 2013, total operating expenses were $4,551, consisting of professional fees of $2,658, and general and administrative expenses of $1,893.

For the nine months ending December 31, 2013, total operating expenses were $21,853, consisting of professional fees of $17,622, and general and administrative expenses of $4,231.

Our net loss for period from March 22, 2013 (Inception) through December 31, 2013 (unaudited) was $23,853.

Liquidity and Capital Resources

At December 31, 2013, we had a cash balance of $54,146. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock in the Offering. If we are successful in completing the Offering, existing shareholders, presently only Ihsan Falou, our sole officer and director, will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in the Offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2013.

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

INTELLISENSE SOLUTIONS INC.
(Name of Registrant)

Date: February 12, 2014	By:	/s/ Ihsan Falou
	Name:	Ihsan Falou
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188920), as filed with the Securities and Exchange Commission on May 29, 2013.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.