Form 10-K
period 2014-03-31
Intellisense Solutions Inc.
filed 2014-06-30
CIK 1577445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0. At June 25, 2014, there were 2,529,680 shares of the Registrant’s common stock, par value $0.001 per share, outstanding. At March 31, 2014, the end of the Registrant’s most recently completed fiscal year, there were 2,529,680 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

INTELLISENSE SOLUTIONS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Intellisense Solutions Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the “Company”, “Intellisense Solutions”, “Intellisense” “we”, “us,” or “our” are to Intellisense Solutions Inc..

PART I

ITEM 1. BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

On March 22, 2013, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of the development of web portals to allow companies and individuals to engage in the purchase and sales of food products over the Internet.

Ihsan Falou has served as our President, Treasurer and as a Director, from March 22, 2013, until the current date. Majid Ali Khan has served as our Secretary and as a Director, from March 22, 2013, until the current date. Our board of directors is comprised of two persons: Ihsan Falou and Majid Ali Khan.

We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share. On March 22, 2013, Ihsan Falou, our President and a Director purchased an aggregate of 1,300,000 shares of common stock at $0.01 per share, for aggregate proceeds of $13,000. On March 22, 2013, Majid Ali Khan, our Secretary and a Director, purchased 698,000 shares of common stock at $0.01 per share, for aggregate proceeds of $6,980.

IN GENERAL

We were incorporated on March 22, 2013 in the State of Nevada. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officers and directors, designing our website, and engaging in market research. We received our initial funding of $19,980 through the sale of common stock to our two officers and directors, who purchased an aggregate of 1,998,000 shares at $0.01 per share.

Our financial statements from inception (March 22, 2013) through our first fiscal year ended March 31, 2014 report no revenues and a net loss of $39,682. Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We are a development stage company which is in the business of operating a business where third party sellers can sell their food products through the Internet via our designed web portals. To implement our plan of operations we require a minimum funding of $65,033 for the next twelve months. After twelve months period we may need additional financing. If we do not generate any revenue we may need a minimum of $10,000 of additional funding to pay for SEC filing requirements. Ihsan Falou, our President and a Director, has agreed to loan the Company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. If we do not generate any or sufficient revenue and Mr. Falou does not loan us funds, then we plan to raise such additional funding by way of private debt or equity financing, but have not commenced any activities to raise such funds. We cannot provide any assurance that we will be able to raise such additional funding. We have no revenues and have incurred losses since inception. The Company’s principal offices are located at 1727 14th Ave, Seattle, Washington 98122.

Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) market research related to vegetarian food commerce, and (iv) website development.

Vegetarianism is the practice of following a plant-based diet including fruits, vegetables, cereal grains, nuts, and seeds, mushrooms, with or without dairy products and eggs. A vegetarian does not eat meat, including red meat, game, poultry, fish, crustacea, and shellfish, and may also abstain from by-products of animal slaughter such as animal-derived rennet, found in some cheeses, and gelatin. Vegetarianism may be adopted for ethical, health, environmental, religious, political, cultural, aesthetic, economic, or other reasons, and there are a number of vegetarian diets.

Vegetarians may consume these or other unfamiliar animal ingredients unknowingly, however. This presents a problem to many vegetarians who are not sure what to eat which limit their selection of products. As well, in the west, the number of vegetarians is a very small percentage of the population and therefore it is difficult for supermarkets and distributors to source reliable sources of vegetarian products. The above mentioned issues also apply to other niche cuisines such as Halal and Kosher food products for Muslims and Jews respectively. While we plan to attack the Halal and Kosher food market in the longer term, we plan to focus on the Vegetarian food market in the first two years.

INITIAL FOCUS OF OUR BUSINESS

Our company will focus on the development of portals to allow companies and individuals to engage in the purchase and sales of products over the internet. We will focus on three markets where we find a need for such services:

1. The vegetarian food market and its variants
2. The Kosher food market
3. The Halal food market

We have registered domain names to target these specific market such veganemarket.com, vegiemarket.net, halalemarket.com and kosheremarket.com. We have also registered our corporate web site at intellisensesolutionsinc.com. We will initially focus on the vegetarian market as we see this as a rapidly growing market with little or no competition present for a service like ours. We will also develop a series of certifications for different types of vegetarian food (such as Ovo-lacto, Lacto, Ovo, Vegan, etc.) and train a number of organizations or individuals who are authorized to issue such certificates. We will charge such organizations and individuals a one time and yearly fees.

Our portals will allow registered producers to advertise their products for a small fee. Prospective buyers (most likely distributors or retailers) are able to browse our web site for vegetarian products, register and communicate with the vendor and further enquire about the products. Producers may highlight their products to the customers by becoming certified (by us) as producers of authentic vegetarian products. A certified producer is able to include our certificates on their products. Another method of highlighting their products is by paying us a fee to insure that their products are displayed in a distinctive manner and ahead of non-paid postings.

The company plans to start the development of our portal software as soon as we are able to procure financing. We expect that the development and testing phase will take eight months to complete. It will take a further fourth months to launch the vegetarian portal.

OUR PRODUCTS AND SERVICES

Our product line will consist of two parts. The first part is an e-portal or e-market (website) with associated software to allow producers to list their products, prospective buyers to browse products on the portal and communicate with the producer. The second part is to develop a series of vegetarian certificates that producers can include in their products. These certificates (issued by us) can be included on the customer products and in their advertising.

The second part is perhaps the easier of the two and we will describe it first. It will involve the design of a series of certificates in both printed and electronic forms that our clients include on their products. Since there are many different styles of vegetarianisms, we will be developing different certificates for the most popular ones. We will also develop guidelines and procedures for companies to attain our certifications.

The first part involves the development of an online web portal and associated software. Our products will be composed of the following:

Home Page

The home page of the portal will contain:

•	Brief description about the portal with a link to more detailed information;
•	Brief description of our certificate program with a link to more detailed information;
•	A login/registration area: allows the browser to register to their account and those already registered to login to their account;
•	A menu section that allow the browser to navigate different parts of the web site;
•	A search function that allow the browser to search products and companies;
•	A catalogue section that allow the browser to navigate to products organized according to categories and sub-categories;
•	Products that are highlighted (in lieu of a fee by the poster of the product); and
•	Producers that are highlighted in lieu of a fee.

Account registration form

An account registration form can be launched from almost every page on our portal. If someone is interested in using our service, they must fill in a form detailing their name, company, address, phone, their business name and details, areas of interest in our product, a password and several security questions. Before the form is submitted to us, the user must agree to terms of our service (to be developed). Once the info is submitted, the user will receive an email to confirm and activate the account. As well, we are notified of the new registration in order to review and make sure that it is a legitimate one.

Account Pages

This account pages or portal allow the user to:

•	Post products;
•	Purchase advertising to highlight products or company;
•	Communicate with vendors or customers;
•	Apply for certification for products;
•	Make payment; and
•	Access our support staff.

Administrator pages

The administrative pages allow us to:

•	Set up and manage support users (for support staff) and review their work;
•	Review relevant statistics such as number of new subscriptions, number of unique visitors, statistics on pages that are visited, revenue earned, product posted, and failed transactions;
•	Set up and manage certification agents and review their work

Certification Agent pages

This interface allow our certification agents to certify that a specific product meet a specific vegetarian category.

Search Function

This function allows the user to search our database according to product name, categories, manufacturer, and country of origin.

Categorized listing of products page

This tool categorize product in the form of categories, subcategories and sub-sub categories.

Advertising function

We will be displaying two forms of advertising. The first and, by far the most important, will be advertising from our own users. Users are able to:

•
Purchase advertising so their company will be promoted on different parts of the web site. The fee will be dependent on the location of the advertising and the amount of desired impressions (an impression is the number of time a page containing this advertising is perused);

•	Increase the ranking that their company is displayed to top five or top ten when a user performs a search (of course only if the search is relevant to the company and its products); and
•	Increase the ranking that their products are displayed to top five or top ten when a user performs a search.

The second form of advertising will be from third parties such as Google Adwords or Yahoo. Our software will allow us enable or disable one or more of these advertising networks to display advertising on our web site or only display advertising if we do not have sufficient advertising from our users.

THE MARKET

Our company will focus on the development of portals to allow companies and individuals to engage in the purchase and sales of products over the internet. We will focus on three markets where we find a need for such services:

1.	The vegetarian food market and its variants
2.	The Kosher food market
3.	The Halal food market

We will initially focus on the vegetarian market as we see this as a rapidly growing market with little or no competition present for a service like ours. We will also develop a series of certifications for different types of vegetarian food (such as Ovo-lacto, Lacto, Ovo, Vegan, etc.) and train a number of organizations or individuals who are authorized to issue such certificates.

Vegetarianism and Vegetarian Cuisine

Vegetarianism is the practice of following a plant-based diet including fruits, vegetables, cereal grains, nuts, and seeds, mushrooms, with or without dairy products and eggs. A vegetarian does not eat meat, including red meat, game, poultry, fish, crustacea, and shellfish, and may also abstain from by-products of animal slaughter such as animal-derived rennet, found in some cheeses, and gelatin. Vegetarianism may be adopted for ethical, health, environmental, religious, political, cultural, aesthetic, economic, or other reasons, and there are a number of vegetarian diets. Vegetarians may consume these or other unfamiliar animal ingredients unknowingly, however.

There are a number of types of vegetarianism, which exclude or include various foods.

•	Ovo-lacto vegetarianism includes animal products such as eggs, milk, and honey.
•	Lacto vegetarianism includes milk but not eggs.
•	Ovo vegetarianism includes eggs but not milk.
•	Veganism excludes all animal flesh and animal products, including milk, honey, and eggs.
•	Raw veganism includes only fresh and uncooked fruit, nuts, seeds, and vegetables.
•	Fruitarianism permits only fruit, nuts, seeds, and other plant matter that can be gathered without harming the plant.
•
Su vegetarianism (such as in Buddhism) , excludes all animal products as well as vegetables in the allium family (which have the characteristic aroma of onion and garlic): onion, garlic, scallions, leeks, or shallots.

•	Macrobiotic diets consist mostly of whole grains and beans.

Market Size

We could not find overall numbers of vegetarians worldwide. We will focus here on the Indian market which has hundreds of millions of vegetarians, North America and Europe.

India

India has more vegetarians than the rest of the world combined. According to the 2006 Hindu-CNN-IBN State of the Nation Survey 1, 31% of Indians are vegetarians, while another 9% consumes eggs. Among the various communities, vegetarianism was most common among Jains, Brahmins at 55%, and less frequent among Muslims (3%) and residents of coastal states respectively. Other surveys cited by FAO 2, and USDA 3 estimate 20%-42% of the Indian population as being vegetarian. For a population of 1.18 Billion (2010 estimate), this translates into between 236,000,000 and 500,000,000 people.

North America

The number of Americans dropping meat is growing, albeit at a small rate. According to an online poll conducted by The Vegetarian Resource Group, three percent of U.S. adults indicated they never eat meat, poultry and fish/seafood. About one-third to one-fourth of those vegetarians (one percent of the U.S. adult population) also never eat dairy, eggs and honey, and are classified as vegan. Additionally, eight percent of the respondents say they never eat red meat. These numbers are up from a 2006 poll in which 2.3 percent of Americans classified themselves as vegetarians, with 6.7% not eating red meat 4.

A 2002 Time/CNN poll found that 4% of American adults identify as vegetarians, and 5% of vegetarians identify as vegans, which implies that 0.2% of American adults are vegans 5 . In 2008, Harris Interactive conducted a survey for Vegetarian Times that found that 3.2 adults in the US are vegetarians and an additional 10% say they largely follow a vegetarian-inclined diet 6 . This translates into 7.3 Million Americans who are Vegetarians and an additional 22.8 Million who follow a Vegetarian-inclined diet.

A 2012 gallop poll found that 5-6 % of Americans consider themselves vegetarian and just under 2% consider themselves Vegan 7 .
_________________
1 http://www.hinduonnet.com/2006/08/14/stories/2006081403771200.htm as quoted by
http://en.wikipedia.org/wiki/Vegetarianism_by_country
2 http://www.fao.org/WAIRDOCS/LEAD/X6170E/x6170e09.htm
3 http://www.fas.usda.gov/htp/highlights/2001/india.pdf
4 http://www.vrg.org/journal/vj2009issue4/2009_issue4_2009_poll.php
5 http://www.time.com/time/covers/1101020715/poll/
6 http://www.vegetariantimes.com/features/archive_of_editorial/667
7 http://www.gallup.com/poll/156215/consider-themselves-vegetarians.aspx

In Canada, 4% of the population follows a vegetarian diet 8 .

Europe

In Western Europe the number of vegetarians varies between 2% and 4% of the population according to a 2006 Mintel survey (Mintel.com), with the United Kingdom as the exception. The UK is shown as having the highest per capita vegetarians in Western Europe at 6% of the population. The large number of vegetarians in the UK is accounted for to some extent by health scares relating to mad cow disease. The number of vegetarians in Eastern Europe varies between 0.3% and 1.9% of the population according Mintel, a much lower percentage compared to other European countries 9 .

We can see from the statistics above that the number of people who follow a vegetarian diet outside India (at least in North America and Europe) is a small percentage of the total population. However it is still a considerable market with over 15 million consumers of vegetarian-only diet in addition to tens of millions who consume vegetarian food part of the time. This translates into a market into the tens of billions of dollars. We view the internet as an excellent mean to bring together producers and distributors who are physically distributed over different countries and who speak different languages.

COMPETITION

Plaza Network, Inc. ( http://www.ecplaza.net/ ): EC Plaza Network, Inc is global B2B e-Market Place for exporters and importers. The company is based in Seoul, South Korea. While it lists vegetarian products, these are incidental and constitute a minute part of their product listing. As well, this web site primarily target South Koreans manufacturers and exporters.

Global Sources Ltd. ( http://www.globalsources.com ): According to their web site “Global Sources is a leading business-to-business media company and a primary facilitator of trade with Greater China. The core business uses English-language media to facilitate trade from Greater China to the world. The other business segment utilizes Chinese-language media to enable companies to sell to, and within Greater China.” The company’s business address is listed in New York, USA. While it lists vegetarian products, these are incidental and constitute a minute part of their product listing. As well, this web site primarily target Chinese manufacturers and exporters.

Alibaba.com Hong Kong Limited ( http://www.alibaba.com/ ): Alibaba.com is perhaps the best known business-to-business web site and aims at connecting Chinese exporters to importers in the rest of the word. While it lists vegetarian products, these are incidental and constitute a minute part of their product listing. As well, this web site primarily target Chinese manufacturers and exporters.

None of the businesses listed above focus on vegetarian food and simply allow companies to list their products without apparent review to the claims that the products meet the different classification of vegetarianism.

With our solution, we intend to:

•	Focus exclusively on vegetarian products;
•	Vegetarian products will have to be placed in their appropriate classification;
•
We will establish certificates for different classifications of Vegetarian food (such as Ovo-lacto vegetarianism, Lacto vegetarianism, Vegan, etc.) and will have authorized organizations or individuals to issue these certifications;

•
We plan to build a truly global business e-market. Naturally, we expect that India as the largest vegetarian market in the world will receive more attention from our company as a source of vegetarian products.

__________________
8 http://www.ncbi.nlm.nih.gov/pubmed/12826028
9 http://www.submityourarticle.com/articles/Russell-Eaton-6911/types-of-vegetarians-79577.php

MARKETING

Our marketing strategy is multi-dimensional. We have four target audiences in our marketing initiatives:

•	The vegetarian product producer or vendor who wish to find distribution for his products;
•	The buyer (wholesale, supermarket, …) who wish to find Vegetarian products;
•	The vegetarian organizations in different countries that may want to partner with us; and
•	The consumer who wishes to have a reliable source of vegetarian product with trusted certification without being an expert on the subject.

We will target the first three audience segments (producer, wholesale buyer and organizations) via phone, email and visits by our in-country agents. We will target the consumers via social marketing (such as twitter, facebook, myspace and youtube), word of mouth, referrals, etc… We will also post information in forums and free classified web sites.

When looking for information, most people start with one of the major search engines such as google.com, yahoo.com or bing.com. It is therefore imperative that when people search for information about vegetarian products that our web site is one of the highest ranked sites. We will retain the services of a specialist in search engine optimization (SEO). SEO is intended to improve the ranking of our web site when people search for a specific term.

Continuous updates to our web site will encourage web visitors to return over and over again. When web visitors can quickly find interesting content they will stay longer on each visit and tell their friends too. Our marketing campaign will monitor daily statistics and track favorite topics in order to quickly get in synch with our internet audience. Being able to regularly update the home page is an integral part of our branding strategy.

We plan to utilize web advertising such as google Adwords (http://google.com/adwords/). With google adwords, we are able to create ads and choose keywords, which are words or phrases related to our business. When people search on Google using one of our keywords, our advertising will appear next to the search results. With this service, our advertising is targeted toward people who are interested in our products and services.

We will also investigate advertising in magazines and web sites that are frequented by people in our target market.

SALES

We expect revenues to come from five sources:

•	Advertising by product producers who want to highlight their products or their company;
•	Advertising by wholesalers (buyers);
•	Advertising pulled in from other advertising networks such as google Adwords;
•	The use of our vegetarian certificates by product producers; and
•	Licensing of our products and services.

Revenue derived from advertising by product producers: Producers will pay us to highlight part or all of their products. When someone searches for relevant products or visit the categorized section, the products will be displayed in the top 5, top 10 and highlighted. As well, the producer can choose to highlight their company by purchasing advertising with us to highlight their company. This advertising can be in the form of a banner (static, dynamic, flash or movie).

Revenue derived from advertising by wholesalers (buyers): Wholesalers can choose to highlight their company by purchasing advertising with us to highlight their company. This advertising can be in the form of a banner (static, dynamic, flash or movie).

Revenue derived from advertising from 3 rd parties: We will integrate third party advertising into our web site. This will be done primarily through online advertising networks such as google.com and yahoo.com. We will earn revenue every time a person browsing our web site click on these advertising. We will only include such advertising if we are not receiving sufficient advertising from our own registered users.

Revenue derived from vegetarian product certification and training: We will derive revenue from charging companies for the placement of certifications on their products. Companies will be obliged to supply us with test results from a recognized testing facility. We will charge them a fee to examine each product (approx. $1,000) and then a minor fee for each certificate placed on a product item ($0.0001 per certificate). We will also develop a series of certifications for different types of vegetarian food (such as Ovo-lacto, Lacto, Ovo, Vegan, etc.) and train a number of organizations or individuals who are authorized to issue such certificates. We will charge such organizations and individuals a one time and yearly fees.

Revenue derived from licensing our products and services: We will derive revenue from companies that wish to license our software to launch similar markets or to have exclusivity for our products and services in a specific market.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees. Ihsan Falou, our President and a Director handles the Company’s day-to-day operations. We intend to hire employees on an as needed basis.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Offices

The Company’s principal offices are located at 1727 14th Ave, Seattle, Washington 98122. The Company’s officers and directors, who reside and work from home offices in Lebanon and India, have chosen Seattle as the location of the Company’s principal administrative office address because the Company believes that it should have a place of contact in the United States and that the reliability of delivery of mail, notices and other items related to the operation of the Company’s business in the United States is more reliable than in Lebanon and India. Because the Company is in its development stage, the Company believes that the mail, notices and other items related to the business of the Company is suitable to the business of the Company while the Company is in its development stage.

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required government approvals present that we need approval from or any existing government regulation on our business.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We currently do not own any intellectual property have not obtained any copyrights, patents or trademarks in respect of any intellectual property. Interactive entertainment software is susceptible to piracy and unauthorized copying. Our primary protection against unauthorized use, duplication and distribution of our services is copyright and trademark protection of our business consulting services and any related elements and enforcement to protect these interests. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have no research or development activities costs.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal offices are located at 1727 14th Ave, Seattle, Washington 98122. The Company’s officers and directors, who reside and work from home offices in Lebanon and India, have chosen Seattle as the location of the Company’s principal administrative office address because the Company believes that it should have a place of contact in the United States and that the reliability of delivery of mail, notices and other items related to the operation of the Company’s business in the United States is more reliable than in Lebanon and India. Because the Company is in its development stage, the Company believes that the mail, notices and other items related to the business of the Company is suitable to the business of the Company while the Company is in its development stage.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since January 23, 2014, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCPink tier of OTC Markets Group Inc., under the stock symbol “INLL”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended March 31, 2014	$0.00	$0.00

TRANSFER AGENT

Our transfer agent is Action Stock Transfer Corporation, whose address is 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121, and whose telephone number is (801) 274-1088.

HOLDERS

As of March 31, 2014, the Company had 2,529,680 shares of our common stock issued and outstanding held by approximately 30 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Intellisense Solutions Inc. (the “Company” or “we”) was incorporated in the State of Nevada on March 22, 2013 and has a fiscal year end of March 31. We are a development stage Company. Implementing our planned business operation is dependent on our ability to raise approximately $65,033.

Going Concern

To date the Company has little operations and no revenues, and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the Plan of Operation described in this Form 10-K. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions. During the year ended March 31, 2014, the Company entered into agreements to sell 531,680 shares of common stock for proceeds of $53,168 in an offering registered under its then-effective Form S-1. On March 22, 2013, we offered and sold 5,000,0000 shares of common stock to Ihsan Falou, our sole officer and director, for aggregate proceeds of $50.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

Our cash balance is $36,501 as of March 31, 2014, and as of June 26, 2014. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

In the next twelve months, we plan to engage in the following activities to expand our business operations:

Prospective Amount of funds:	$16,258.33	$32,516.67	$48,775.00	$65,033.33

Employees Salary	$0.00	$0.00	$0.00	$3,333.33
Advertising	$0.00	$0.00	$3,000.00	$8,000.00
Marketing & Company collateral design	$0.00	$1,000.00	$1,500.00	$3,000.00
Design of Logo certs	$0.00	$0.00	$2,000.00	$5,500.00
Printing	$0.00	$1,000.00	$1,000.00	$2,000.00
Software Development/ web design	$500.00	$12,000.00	$13,000.00	$14,000.00
Software Purchase (Development)	$0.00	$2,400.00	$2,400.00	$2,400.00
Co-location & backup/ web hosting	$120.00	$1,200.00	$2,400.00	$2,400.00
Office Rent	$0.00	$0.00	$2,400.00	$2,400.00
Office Equipment + SW	$0.00	$0.00	$1,500.00	$2,500.00
Offices expenses	$250.00	$500.00	$1,400.00	$1,800.00
Telephone + LD fees	$250.00	$750.00	$1,400.00	$1,500.00
Unaccounted expenses	$0.00	$500.00	$1,200.00	$1,200.00
Accountant	$3,000.00	$1,000.00	$3,000.00	$3,000.00
Auditor	$6,000.00	$6,000.00	$6,000.00	$6,000.00
Lawyer	$3,000.00	$3,000.00	$3,000.00	$3,000.00
Transfer Agent	$3,000.00	$3,000.00	$3,000.00	$3,000.00
Total Expenses	$16,120.00	$32,350.00	$48,200.00	$65,033.33

Employees Salary: We will be hiring a sales person who will be contacting manufacturers, vendors and buyers of vegetarian food and interest them in our product. Initially, that person will also handle

Advertising: This will include advertising our products and services in different venues including google Adwards and potentially magazines and web site that are of interest to our target market.

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

Office Equipment + SW: This will be the cost of purchasing office equipment such as a computer for sales person, an all-in-one printer/scanner/copier/fax, desk, a filing cabinet, etc…

Offices expenses: These are expenses such as electricity, cleaning supplies, printer cartridges, papers, pens, etc…

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

RESULTS OF OPERATIONS

We have generated no revenues since inception on March 22, 2013, and have incurred $41,682 in expenses from inception through March 31, 2014.

For the year ended March 31, 2014, we incurred $39,682 in operating expenses, comprised of $21,791 in professional fees and $17,891 in general and administrative expenses. For the year ended March 31, 2013, we incurred $2,000 in operating expenses, consisting of $2,000 in professional fees.

The following table provides selected financial data about our company for the years ended March 31, 2014 and 2013.

Balance Sheet Data	March 31, 2014	March 31, 2012
Cash and Cash Equivalents	$36,501	$19,980
Total Assets	$35,517	$19,980
Total Liabilities	$6,051	$2,000
Shareholders’ Equity	$31,466)	$17,980

GOING CONCERN

We have never garnered any revenues and we are still devoting substantially all of our efforts on establishing the business and, therefore, we are a development stage company. From inception to March 31, 214, the Company had accumulated losses of $41,682. Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had a cash balance of $36,501. Our expenditures over the next 12 months are expected to be approximately $65,033.

At March 31, 2014, our cash position increased to $19,971 from a cash position of $4,982 at March 31, 2013.

We must raise approximately $65,033, to complete our plan of operation for the next 12 months. Additionally, we anticipate spending an additional $20,000 on general and administration expenses and complying with reporting obligations, and general administrative costs. Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business and our business will fail.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period March 22, 2013 (date of inception) to March 31, 2014.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the fiscal year ended March 31, 2013.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Intellisense Solutions Inc.
(A Development Stage Company)

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Intellisense Solutions, Inc
Seattle, Washington

We have audited the accompanying balance sheets of Intellisense Solutions, Inc. (the “Company”), as of March 31, 2014 and March 31, 2013 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended March 31, 2014 and the  period from March 22, 2013 (inception) through March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of years the ended and the related results of its operations and its cash flows for the year ended March 31, 2014 and the period from March 22, 2013 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operations and no revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 5. The financial statements do not include any adjustments that might results from the outcome of uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
June 27, 2014

24

INTELLISENSE SOLUTIONS INC.
BALANCE SHEETS

	March 31, 2014	March 31, 2013

ASSET

Current assets :
Cash and cash equivalents	$36,501	$19,980
Prepaid expenses	1,016	-

Total assets	$37,517	$19,980

LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Accounts payable and accrued expenses	$6,051	$2,000

Total current liabilities	6,051	2,000

Stockholders’ equity (deficit) :
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 and 1,998,000 issued and outstanding, respectively	2,529	1,998
Additional paid-in capital	70,619	17,982
Accumulated deficit	(41,682)	(2,000)

Total stockholders’ equity (deficit)	31,466	17,980

Total liability and stockholders' equity (deficit)	$37,517	$19,980

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.
STATEMENT OF OPERATIONS

	Year Ended March 31, 2014	From the Period from March 22, 2013 (inception) to March 31, 2013

OPERATING EXPENSES
Professional fees	$21,791	$2,000
General & administrative	17,891	-

Total Operating Expense	39,682	2,000

NET LOSS	$(39,682)	$(2,000)

BASIC AND DILUTED NET LOSS PER SHARE	$0.02	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,478,873	1,998,000

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 22, 2013 (INCEPTION) TO MARCH 31, 2014

	Common Stock		Additional Paid In	Deficit Accumulated in the Development	Total Stockholders’
	Shares	$	Capital	Stage	(Deficit)

Inception, March 22, 2013	-	$-	$-	$-	$-
Initial Capitalization – Sale of common stock	1,998,000	1,998	17,982	-	19,980
Net loss for the period	-	-	-	(2,000)	(2,000)

Balance, March 31, 2013	1,998,000	1,998	17,982	(2,000)	17,980

Stock issued for cash	531,680	531	52,637	-	53,168
Net loss for the period	-	-	-	(39,682)	(39,682)

Balance, March 31, 2014	2,529,680	$2,529	$70,619	$(41,682)	$31,466

The accompanying notes are an integral part of these financial statements.

INTELLISENSE SOLUTIONS INC.
STATEMENT OF CASH FLOWS

	Year Ended March 31, 2014	From the Period from March 22, 2013 (inception) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(39,682)	$(2,000)
Adjustments to reconcile net loss to net cash provided from operating activities
Changes in operating assets and liabilities
Prepaid expenses	(1,016)	-
Accounts payable and accrued liabilities	4,051	2,000

Net cash used in operating activities	(36,647)	-

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of stock	53,168	19,980

Net cash provided by financing activity	53,168	19,980

Net increase in cash and cash equivalents	16,521	19,980
Cash – opening	19,980	-

Cash – closing	$36,501	$19,980

The accompanying notes are an integral part of these financial statements.

INTELLISENSE SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2014

Note 1 – Nature of Operations

INTELLISENSE SOLUTIONS INC. (the “Company”), incorporated Nevada on March 22, 2013, was formed to market vegetarian products over the Internet.

The company has limited operations and is considered to be in the development stage. In the year ended March 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period March 22, 2013 (date of inception) to March 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the fiscal year ended March 31, 2013.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Income Taxes

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

As of March 31, 2014, the Company has $16,256 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the year ended March 31, 2014. As of March 31, 2014, the Company has federal net operating loss carry forwards of $41,682 available to offset future taxable income through 2030.

As of March 31, 2013, the Company has $780 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period March 22, 2013 (inception) to March 31, 2013. As of March 31, 2013, the Company has federal net operating loss carry forwards of $2,000 available to offset future taxable income through 2030.

Note 4 – Stockholders’ Equity

Common Stock

On March 22, 2013, the Company issued 1,998,000 shares for $19,980 cash.

During the year-ended March 31, 2014, the Company issued 531,680 shares for cash proceeds of $53,168.

Note 5 – Going Concern

As of March 31, 2014, the accompanying audited financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended March 31, 2014 the Company has had a net loss of $39,682 consisting of general and administrative expenses and professional fees for the Company to initiate its SEC reporting requirements.

As of March 31, 2014, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. These factors raise substantial doubt about the company’s ability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

• Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Ihsan Falou, our President, who is also our principal accounting officer and principal financial officer, Mr. Falou concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2014.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2014 are as follows:

Name	Age	Positions

Ihsan Falou	77	President, Treasurer and Director

Majid Ali Khan	51	Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

IHSAN FALOU

Mr. Ihsan Falou has served as President and Director since March 22, 2013. Since 1998, he has worked as a General Supervisor in the Agricultural Statistics Bureau of the Ministry of Agriculture, Lebanon. He still continues to be in this position on a contractual basis despite having officially retired in the 2000. Additionally, Mr. Falou has been the Agricultural Technical advisor for Chamber of Commerce in North Lebanon since 2002 and an agricultural consultant with SGS (which provides agricultural inspection, testing, certifications & verification services) since 2001. He also consulted to the Food and Agriculture Organization agency of the United Nations since 1998. Mr. Falou received his Masters and Bachelor of agricultural engineering from the University of Damascus, Syria in the years 1974 and 1978, respectively. After his graduation, Mr. Falou joined the Ministry of Agriculture of Lebanon as an inspector responsible for ensuring the quality and integrity of the food supply of Lebanon. Mr. Falou also serves as a director of Guar Global Ltd. Mr. Falou’s desire to found our company and his background with and knowledge of agriculture led to our conclusion that Mr. Falou should be serving as a member of our board of directors in light of our business and structure.

MAJID ALI KHAN

Mr. Majid Ali Khan has served as Secretary and Director since March 22, 2013. Since 2001, he has been the president and Chief Executive Officer of the Maksons Construction Company (Hyderabad, India). Apart from this he has been involved in the expansion and the day-to-day operation of The Four Season’s chain of restaurants (Hyderabad, India) where he is co-owner. Between 1995 and 2000, he was the Head of Development for the South Zone at Suman Motels LTD (Mumbai, India) and responsible for land acquisition, development and the running of the resorts. Before 1995, he managed several businesses including a PVC factory and a coffee distribution company. He graduated with a Bachelor of Art from Karnataka University in Pavate Nagar, Dharwad, Karnataka, India in 1984. Mr. Khan’s background as a business manager led to our conclusion that she should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2014, our executive officers, directors and greater-than-ten percent stockholders did not comply with Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended March 31, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ihsan Falou;	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer, and Director (1)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Majid Ali Khan;	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Director (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
____________
(1) Appointed President, Treasurer and Director March 22, 2013.
(2) Appointed Secretary and Director March 22, 2013.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal periods ended March 31, 2014 or 2013, or through the date of filing of this prospectus. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended March 31, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ihsan Falou (1)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

Majid Ali Khan (2)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-
__________
(1) Appointed President, Treasurer and Director March 22, 2013.
(2) Appointed Secretary and Director March 22, 2013.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ihsan Falou (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Majid Ali Khan (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
_____________
(1) Appointed President, Treasurer and Director March 22, 2013.
(2) Appointed Secretary and Director March 22, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,529,680 shares of our common stock issued and outstanding as of March 31, 2014. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Ihsan Falou (3)	1,300,000	51.3%
Common Stock	Majid Ali Khan (4)	698,000	27.5%
All directors and executive officers as a group (2 persons)		1,998,000	78.9%
________________
(1) The percentages below are based on 2,529,680 shares of our common stock issued and outstanding as of the date of this prospectus.
(2) c/o Intellisense Solutions Inc., 1727 14th Ave, Seattle, Washington 98122.
(3) Appointed President, Treasurer and Director March 22, 2013.
(4) Appointed Secretary and Director March 22, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2014 and 2013, the total fees charged to the Company for audit services, including quarterly reviews were $______ and $______, for audit-related services were $______ and $______ and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1) Incorporated by reference to Registrant’s Form S-1 (File No. 333-188920), filed with the Commission on May 29, 2013.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLISENSE SOLUTIONS INC. (Name of Registrant)

Date: June 30, 2014	By:	/s/ Ihsan Falou
	Name:	Ihsan Falou
	Title:	President, Secretary and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

(1) Incorporated by reference to Registrant’s Form S-1 (File No. 333-188920), filed with the Commission on May 29, 2013.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.