Form 10-Q
period 2014-06-30
Intellisense Solutions Inc.
filed 2014-08-14
CIK 1577445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, and as of August 14, 2014, there were 2,529,680 shares of common stock, $0.001 par value per share, outstanding.

INTELLISENSE SOLUTIONS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

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

PART I. FINANCIAL INFORMATION

INTELLISENSE SOLUTIONS INC.
BALANCE SHEETS
(Unaudited)
	June 30, 2014	March 31, 2014

ASSET
Current assets :
Cash and cash equivalents	$31,150	$36,501
Prepaid expenses	1,485	1,016
Total assets	$32,635	$37,517

LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Accounts payable and accrued expenses	$8,569	$6,051
Total current liability	8,569	6,051

Stockholders’ equity (deficit) :
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(49,082)	(41,682)

Total stockholders’ equity (deficit)	24,066	31,466

Total liability and stockholders' equity (deficit)	$32,635	$37,517

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

OPERATING EXPENSES
Professional fees	$6,200	$8,764
General & administrative	1,200	962

Total Operating Expense	7,400	9,726

NET LOSS	$(7,400)	$(9,726)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	1,980,000

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended June30, 2014	Three Months Ended June30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,400)	$(9,726)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	(469)	-
Accounts payable and accrued liabilities	2,518	162

Net cash used in operating activities	(5,351)	(9,564)

Net increase in cash and cash equivalents	(5,351)	(9,564)
Cash – opening	36,501	19,980

Cash – closing	$31,150	$10,416

The accompanying notes are an integral part of these unaudited financial statements.

INTELLISENSE SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014

Note 1 – Nature of Operations and Basis of Presentation

INTELLISENSE SOLUTIONS INC. (“the Company”), incorporated in the state of Nevada on March 22, 2013, was formed to market vegetarian products over the Internet.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The company has limited operations and is considered to be in the development stage. In the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Note 2 – Going Concern

As of June 30, 2014, the accompanying audited financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended June 30, 2014 the Company has had a net loss of $7,400 consisting of general and administrative fees and professional fees.

As of June 30, 2014, the Company has not generated any revenue. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Intellisense Solutions Inc., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2013 audited financial statements and related notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-188920), declared effective by the Securities and Exchange Commission on August 1, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed from the proceeds of share subscriptions and loan from a shareholder. From our inception to June 30, 2014, we have raised a total of $19,980 from private offerings of our common stock to our directors and officers. At December 31, 2013, we offered and sold 192,000 shares of our common stock from our Form S-1, referenced above, for aggregate proceeds of $19,180. During the year ended March 31, 2014, the Company entered into agreements to sell 531,680 shares of common stock for proceeds of $53,168 in an offering registered under its then-effective Form S-1. On March 22, 2013, we offered and sold 5,000,0000 shares of common stock to Ihsan Falou, our sole officer and director, for aggregate proceeds of $50.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

12 - MONTH PLAN OF OPERATION

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

We have published an informational web site about our company. We have started the development of our product and expect that we will be releasing an Alpha or Beta version within 6 months.

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

Results of Operations

The three months ended June 30, 2014, (unaudited)

We recorded no revenues for the three months ended June 30, 2014 or 2013.

For the three months ending June 30, 2014, total operating expenses were $7,400, consisting of professional fees of $6,200, and general and administrative expenses of $1,200.

Our net loss for the three months ended June 30, 2014 is $7,400 .

Liquidity and Capital Resources

At June 30, 2014, we had a cash balance of $31,150. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock in the Offering. If we are successful in completing the Offering, existing shareholders, presently only Ihsan Falou, our sole officer and director, will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in the Offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2014.

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

INTELLISENSE SOLUTIONS INC.
(Name of Registrant)

Date: August 14, 2014	By:	/s/ Ihsan Falou
	Name:	Ihsan Falou
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188920), as filed with the Securities and Exchange Commission on May 29, 2013.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.