Form 10-Q
period 2014-09-30
Intellisense Solutions Inc.
filed 2014-11-13
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014, and as of November 14, 2014, there were 2,529,680 shares of common stock, $0.001 par value per share, outstanding.

INTELLISENSE SOLUTIONS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

PART I. FINANCIAL INFORMATION

INTELLISENSE SOLUTIONS INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014
ASSET
Current assets :
Cash and cash equivalents	$27,950	$36,501
Prepaid expenses	351	1,016
Total assets	$28,301	$37,517

LIABILITY AND STOCKHOLDERS’ EQUITY
Current liabilities :
Accounts payable and accrued expenses	$8,836	$6,051
Total current liability	8,836	6,051

Stockholders’ deficit :
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(53,683)	(41,682)
Total stockholders’ equity	19,465	31,466
Total liability and stockholders' equity	$28,301	$37,517

The accompanying notes are an integral part of these unaudited financial statements.

INTELLISENSE SOLUTIONS INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
OPERATING EXPENSES
Professional fees	$1,950	$6,200	$8,150	$14,964
General & administrative	2,651	1,376	3,851	2,338
Total Operating Expense	4,601	7,576	12,001	17,302

NET LOSS	$(4,601)	$(7,576)	$(12,001)	$(17,302)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,010,948	2,529,680	2,004,509

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,001)	$(17,302)
Adjustments to reconcile net loss to net cash provided from operating activities
Changes in operating assets and liabilities
Prepaid expenses	665	-
Accounts payable and accrued expenses	2,785	1,101

Net cash used in operating activities	(8,551)	(16,201)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of stock	-	19,200

Net cash provided by financing activity	-	19,200

Net change in cash and cash equivalents	(8,551)	2,999
Cash – opening	36,501	19,980

Cash – closing	$27,950	$22,979

The accompanying notes are an integral part of these unaudited financial statements.

INTELLISENSE SOLUTIONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2014

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

The company has limited operations and is considered to be in the development stage. In the quarter ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception and further losses are anticipated raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirement. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Our activities have been financed from the proceeds of share subscriptions and loan from a shareholder. From our inception to September 30, 2014, we have raised a total of $19,980 from private offerings of our common stock to our directors and officers. At December 31, 2013, we offered and sold 1,998,000 shares of our common stock from our Form S-1, referenced above, for aggregate proceeds of $19,980. During the year ended March 31, 2014, the Company entered into agreements to sell 531,680 shares of common stock for proceeds of $53,168 in an offering registered under its then-effective Form S-1..

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

Results of Operations

The three months ended September 30, 2014 (unaudited)

We recorded no revenues for the three months ended September 30, 2014 or 2013.

For the three months ending September 30, 2014, total operating expenses were $4,601, consisting of professional fees of $1,950, and general and administrative expenses of $2,651.

Our net loss for the three months ended September 30, 2014 is $4,601.

The six months ended September 30, 2014 (unaudited)

We recorded no revenues for the six months ended September 30, 2014 or 2013.

For the six months ending September 30, 2014, total operating expenses were $12,001, consisting of professional fees of $8,150, and general and administrative expenses of $3,851.

Our net loss for the six months ended September 30, 2014 is $12,001.

Liquidity and Capital Resources

At September 30, 2014, we had a cash balance of $27,950. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock in the Offering. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in the Offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2014.

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

INTELLISENSE SOLUTIONS INC.
(Name of Registrant)

Date: November 14, 2014	By:	/s/ Ihsan Falou
	Name:	Ihsan Falou
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188920), as filed with the Securities and Exchange Commission on May 29, 2013.

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

