Form 10-Q
period 2014-12-31
Intellisense Solutions Inc.
filed 2015-02-17
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

__________________________________________

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

As of December 31, 2014, and as of February 13, 2015, there were 2,529,680 shares of common stock, $0.001 par value per share, outstanding.

INTELLISENSE SOLUTIONS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2014

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

PART I. FINANCIAL INFORMATION

INTELLISENSE SOLUTIONS INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2014	March 31, 2014

ASSET
Current assets :
Cash and cash equivalents	$24,364	$36,501
Prepaid expenses	17	1,016

Total assets	$24,381	$37,517

LIABILITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,726	$6,051

Total current liabilities	9,726	6,051

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(58,493)	(41,682)

Total stockholders’ equity	14,655	31,466

Total liability and stockholders' equity	$24,381	$37,517

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013		Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013

OPERATING EXPENSES
Professional fees	$3,775		$2,658	$11,925	$17,622
General & administrative	1,035		1,893	4,886	4,231

Total Operating Expense	4,810		4,551	16,811	21,853

NET LOSS	$(4,810)		$(4,551)	$(16,811)	$(21,853)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$	(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680		2,475,731	2,529,680	2,163,735

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,811)	$(21,853)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	999	-
Accounts payable and accrued liabilities	3,675	2,851

Net cash used in operating activities	(12,137)	(19,002)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of stock	-	53,168

Net cash provided by financing activity	-	53,168

Net increase (decrease) in cash and cash equivalents	(12,137)	34,166
Cash and cash equivalents – opening	36,501	19,980

Cash and cash equivalents – closing	$24,364	$54,146

The accompanying notes are an integral part of these unaudited financial statements.

INTELLISENSE SOLUTIONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2014

Note 1 – Basis of Presentation

INTELLISENSE SOLUTIONS INC. (“the Company”), incorporated in the state of Nevada on March 22, 2013, was formed to market vegetarian products over the Internet.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted

In the nine months ending December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage. This policy was approved on June 10, 2014.

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

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Intellisense Solutions Inc., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2014 audited financial statements and related notes included in the Form 10-K (File No: 000-54768). Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

 OVERVIEW

Intellisense Solutions Inc. (the “Company”) was incorporated in the State of Nevada on March 22, 2013 and established a fiscal year end of March 31.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. From our inception to December 31, 2014, we have raised a total of $19,980 from private offerings of our common stock to our directors and officers. At December 31, 2013, we offered and sold 1,998,000 shares of our common stock from our Form S-1 for aggregate proceeds of $19,980. During the year ended March 31, 2014, the Company entered into agreements to sell 531,680 shares of common stock for proceeds of $53,168 in an offering registered under its then-effective Form S-1.

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

______________

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

We have published an informational web site about our company. We have started the development of our product and expect that we will be releasing an Alpha or Beta version within 4 months.

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

Results of Operations

The three months ended December 31, 2014 (unaudited)

We recorded no revenues for the three months ended December 31, 2014 or 2013.

For the three months ending December 31, 2014, total operating expenses were $4,810, consisting of professional fees of $3,775, and general and administrative expenses of $1,035.

Our net loss for the three months ended December 31, 2014 is $4,810.

The nine months ended December 31, 2014 (unaudited)

We recorded no revenues for the nine months ended December 31, 2014 or 2013.

For the nine months ending December 31, 2014, total operating expenses were $16,811, consisting of professional fees of $11,925, and general and administrative expenses of $4,886.

Our net loss for the nine months ended December 31, 2014 is $16,811.

Liquidity and Capital Resources

At December 31, 2014, we had a cash balance of $24,364. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock in the Offering. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in the Offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

Subsequent Events

 None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2014.

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

INTELLISENSE SOLUTIONS INC.
(Name of Registrant)

Date: February 13, 2015	By:	/s/ Ihsan Falou
	Name:	Ihsan Falou
	Title:	President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188920), as filed with the Securities and Exchange Commission on May 29, 2013.

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

