Form 10-K
period 2015-03-31
Intellisense Solutions Inc.
filed 2015-06-10
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Commission File No. 333-188920

INTELLISENSE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0. At May 26, 2015, there were 2,529,680 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

All references in this Form 10-K to the “Company”, “Intellisense Solutions”, “Intellisense” “we”, “us,” or “our” are to Intellisense Solutions Inc.

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

Our financial statements report no revenues and a net loss of $25,304 for the year ended March 31, 2015. Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We are in the business of operating a business where third party sellers can sell their food products through the Internet via our designed web portals. To implement our plan of operations we require a minimum funding of $65,033 for the next twelve months. After twelve months period we may need additional financing. If we do not generate any revenue we may need a minimum of $10,000 of additional funding to pay for SEC filing requirements. Ihsan Falou, our President and a Director, has agreed to loan the Company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. If we do not generate any or sufficient revenue and Mr. Falou does not loan us funds, then we plan to raise such additional funding by way of private debt or equity financing, but have not commenced any activities to raise such funds. We cannot provide any assurance that we will be able to raise such additional funding. We have no revenues and have incurred losses since inception. The Company’s principal offices are located at 1727 14th Ave, Seattle, Washington 98122.

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

Certification Agent pages

This interface allows our certification agents to certify that a specific product meet a specific vegetarian category.

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
•

Su vegetarianism (such as in Buddhism), excludes all animal products as well as vegetables in the allium family (which have the characteristic aroma of onion and garlic): onion, garlic, scallions, leeks, or shallots.

•	Macrobiotic diets consist mostly of whole grains and beans.

Market Size

We could not find overall numbers of vegetarians worldwide. We will focus here on the Indian market which has hundreds of millions of vegetarians, North America and Europe.

India

India has more vegetarians than the rest of the world combined. According to the 2006 Hindu-CNN-IBN State of the Nation Survey1, 31% of Indians are vegetarians, while another 9% consumes eggs. Among the various communities, vegetarianism was most common among Jains, Brahmins at 55%, and less frequent among Muslims (3%) and residents of coastal states respectively. Other surveys cited by FAO2, and USDA3 estimate 20%-42% of the Indian population as being vegetarian. For a population of 1.18 Billion (2010 estimate), this translates into between 236,000,000 and 500,000,000 people.

North America

The number of Americans dropping meat is growing, albeit at a small rate. According to an online poll conducted by The Vegetarian Resource Group, three percent of U.S. adults indicated they never eat meat, poultry and fish/seafood. About one-third to one-fourth of those vegetarians (one percent of the U.S. adult population) also never eat dairy, eggs and honey, and are classified as vegan. Additionally, eight percent of the respondents say they never eat red meat. These numbers are up from a 2006 poll in which 2.3 percent of Americans classified themselves as vegetarians, with 6.7% not eating red meat.4

A 2002 Time/CNN poll found that 4% of American adults identify as vegetarians, and 5% of vegetarians identify as vegans, which implies that 0.2% of American adults are vegans5. In 2008, Harris Interactive conducted a survey for Vegetarian Times that found that 3.2 adults in the US are vegetarians and an additional 10% say they largely follow a vegetarian-inclined diet6. This translates into 7.3 Million Americans who are Vegetarians and an additional 22.8 Million who follow a Vegetarian-inclined diet.

A 2012 gallop poll found that 5-6% of Americans consider themselves vegetarian and just under 2% consider themselves Vegan7.

_______________

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

4 http://www.vrg.org/journal/vj2009issue4/2009_issue4_2009_poll.php

5 http://www.time.com/time/covers/1101020715/poll/

6 http://www.vegetariantimes.com/features/archive_of_editorial/667

7 http://www.gallup.com/poll/156215/consider-themselves-vegetarians.aspx

In Canada, 4% of the population follows a vegetarian diet8.

Europe

In Western Europe the number of vegetarians varies between 2% and 4% of the population according to a 2006 Mintel survey (Mintel.com), with the United Kingdom as the exception. The UK is shown as having the highest per capita vegetarians in Western Europe at 6% of the population. The large number of vegetarians in the UK is accounted for to some extent by health scares relating to mad cow disease. The number of vegetarians in Eastern Europe varies between 0.3% and 1.9% of the population according Mintel, a much lower percentage compared to other European countries9.

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

COMPETITION

Plaza Network, Inc. (http://www.ecplaza.net): EC Plaza Network, Inc is global B2B e-Market Place for exporters and importers. The company is based in Seoul, South Korea. While it lists vegetarian products, these are incidental and constitute a minute part of their product listing. As well, this web site primarily target South Koreans manufacturers and exporters.

Global Sources Ltd. (http://www.globalsources.com): According to their web site “Global Sources is a leading business-to-business media company and a primary facilitator of trade with Greater China. The core business uses English-language media to facilitate trade from Greater China to the world. The other business segment utilizes Chinese-language media to enable companies to sell to, and within Greater China.” The company’s business address is listed in New York, USA. While it lists vegetarian products, these are incidental and constitute a minute part of their product listing. As well, this web site primarily target Chinese manufacturers and exporters.

Alibaba.com Hong Kong Limited (http://www.alibaba.com): Alibaba.com is perhaps the best known business-to-business web site and aims at connecting Chinese exporters to importers in the rest of the word. While it lists vegetarian products, these are incidental and constitute a minute part of their product listing. As well, this web site primarily target Chinese manufacturers and exporters.

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

Revenue derived from licensing our products and services: We will derive revenue from companies that wish to license our software to launch similar markets or to have exclusivity for our products and services in a specific market

Employees; Identification of Certain Significant Employees.

We currently have no employees. Ihsan Falou, our President and a Director handles the Company’s day-to-day operations. We intend to hire employees on an as needed basis.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Offices

The Company’s principal offices are located at 1727 14th Ave, Seattle, Washington 98122. The Company’s officers and directors, who reside and work from home offices in Lebanon and India, have chosen Seattle as the location of the Company’s principal administrative office address because the Company believes that it should have a place of contact in the United States and that the reliability of delivery of mail, notices and other items related to the operation of the Company’s business in the United States is more reliable than in Lebanon and India. The Company believes that the mail, notices and other items related to the business of the Company is suitable to the business of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal offices are located at 1727 14th Ave, Seattle, Washington 98122. The Company’s officers and directors, who reside and work from home offices in Lebanon and India, have chosen Seattle as the location of the Company’s principal administrative office address because the Company believes that it should have a place of contact in the United States and that the reliability of delivery of mail, notices and other items related to the operation of the Company’s business in the United States is more reliable than in Lebanon and India. The Company believes that the mail, notices and other items related to the business of the Company is suitable to the business of the Company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since January 23, 2014, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCPink tier of OTC Markets Group Inc., under the stock symbol “INLL”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCMarkets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended March 31, 2015	$8.05	$8.05
Three Months Ended December 31, 2014	$8.05	$8.05
Three Months Ended September 30, 2014	$0.00	$0.00
Three Months Ended June 30, 2014	$0.00	$0.00
Three Months Ended March 31, 2014	$0.00	$0.00

TRANSFER AGENT

Our transfer agent is Action Stock Transfer Corporation, whose address is 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121, and whose telephone number is (801) 274-1088.

HOLDERS

As of March 31, 2015, the Company had 2,529,680 shares of our common stock issued and outstanding held by approximately 30 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2015.

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

Our activities have been financed primarily from the proceeds of share subscriptions. During the year ended March 31, 2014, the Company entered into agreements to sell 531,680 shares of common stock for proceeds of $53,168 in an offering registered under its then-effective Form S-1. On March 22, 2013, we offered and sold (i) 1,300,000 shares of common stock to Ihsan Falou, our President, Treasurer and a director, for aggregate proceeds of $13,000, and (ii) 698,000 shares of common stock to Majid Khan, our Secretary and a director, for aggregate proceeds of $6,980.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

Our cash balance is $11,863 as of March 31, 2015. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time.

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

Software Development/web design: This will include the cost of developing our web portal, web site and associated interfaces.

Software Purchase (Development): We expect that we may need to purchase some software development tools or software to ease development such as MySQL database administration tool, commercial code editors, etc.

Co-location & backup/web hosting: This will include the cost of leasing server space, bandwidth and backup services. We have not decided whether to lease dedicated servers, virtual private servers or opt for a provider with cloud services such as Amazon.com.

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

RESULTS OF OPERATIONS

We have generated no revenues.

For the year ended March 31, 2015, we incurred $25,304 in operating expenses, comprised of $17,750 in professional fees and $7,554 in general and administrative expenses. For the year ended March 31, 2014, we incurred $39,682 in operating expenses, consisting of $21,791 in professional fees and $17,891 in general and administrative costs.

Our net loss for the year ended March 31, 2015, was $25,304, and our net loss for the year ended March 31, 2014, was $39,682.

Our accumulated deficit at March 31, 2105 was $66,986.

The following table provides selected financial data about our company for the years ended March 31, 2015 and 2014.

Balance Sheet Data	March 31, 2015	March 31, 2014
Cash and Cash Equivalents	$11,863	$36,501
Total Assets	$11,863	$37,517
Total Liabilities	$5,701	$6,051
Shareholders’ Equity (Deficit)	$6,162	$31,466

GOING CONCERN

We have not generated any revenues and we are still devoting substantially all of our efforts on establishing the business. The Company had accumulated losses of $66,986. Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had a cash balance of $11,863. Our expenditures over the next 12 months are expected to be approximately $65,033.

At March 31, 2015, our cash position decreased to $11,863 from a cash position of $36,501 at March 31, 2014.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results of the Company.

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

There were no potentially outstanding dilutive common shares for the fiscal year ended March 31, 2015.

Recently Issued Accounting Pronouncements

During the fiscal year, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage. This policy was approved on June 10, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Intellisense Solutions, Inc

Seattle, Washington

We have audited the accompanying financial statements of Intellisense Solutions, Inc. (the “Company”), as of March 31, 2015 and 2014 and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of  March 31, 2015 and 2014, and the results of their its operations and their its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 08, 2015

INTELLISENSE SOLUTIONS INC.

BALANCE SHEETS

	March 31, 2015	March 31, 2014

ASSET

Current assets :
Cash and cash equivalents	$11,863	$36,501
Prepaid expenses	-	1,016

Total assets	$11,863	$37,517

LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Accounts payable and accrued expenses	$5,701	$6,051

Total current liabilities	5,701	6,051

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding; respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(66,986)	(41,682)

Total stockholders’ equity (deficit)	6,162	31,466

Total liability and stockholders' equity (deficit)	$11,863	$37,517

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENT OF OPERATIONS

	Year Ended March 31, 2015	Year Ended March 31, 2014

OPERATING EXPENSES
Professional fees	$17,750	$21,791
General & administrative	7,554	17,891

Total Operating Expense	25,304	39,682

NET LOSS	$(25,304)	$(39,682)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,478,873

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	$	Capital	Deficit	Equity (Deficit)

Balance, March 31, 2013	1,998,000	$1,998	$17,982	$(2,000)	$17,980

Stock issued for cash	531,680	531	52,637	-	53,168

Net loss for the period	-	-	-	(39,682)	(39,682)

Balance, March 31, 2014	2,529,680	2,529	70,619	(41,682)	31,466

Net loss for the period	-	-	-	(25,304)	(25,304)

Balance, March 31, 2015	2,529,680	$2,529	$70,619	$(66,986)	$6,162

The accompanying notes are an integral part of these financial statements.

INTELLISENSE SOLUTIONS INC.

STATEMENT OF CASH FLOWS

	Year Ended March 31, 2015	Year Ended March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(25,304)	$(39,682)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	1,016	(1,016)
Accounts payable and accrued liabilities	(350)	4,051

Net cash used in operating activities	(24,638)	(36,647)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of stock	-	53,168

Net cash provided by financing activity	-	53,168

Net increase (decrease) in cash and cash equivalents	(24,638)	16,521
Cash – opening	36,501	19,980

Cash – closing	$11,863	$36,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

INTELLISENSE SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

Note 1 – Nature of Operations

INTELLISENSE SOLUTIONS INC. (the “Company”), incorporated in the state of Nevada on March 22, 2013, was formed to market vegetarian products over the Internet.

The company has limited operations.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results of the Company.

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

There were no potentially outstanding dilutive common shares for the fiscal year ended March 31, 2015.

Recently Issued Accounting Pronouncements

During the fiscal year, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage. This policy was approved on June 10, 2014.

Note 3 – Income Taxes

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

As of March 31, 2015, the Company has $22,775 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the year ended March 31, 2015. As of March 31, 2015, the Company has federal net operating loss carry forwards of $66,986 available to offset future taxable income through 2030.

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

Note 4 – Stockholders’ Equity

Common Stock

During the year-ended March 31, 2014, the Company issued 531,680 shares for cash proceeds of $53,168.

Note 5 – Going Concern

As of March 31, 2015, the accompanying audited financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended March 31, 2015 the Company has had a net loss of $25,304 consisting of general and administrative expenses and professional fees for the Company to initiate its SEC reporting requirements.

In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. These factors raise substantial doubt about the company's ability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2015.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2015.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2015 are as follows:

Name	Age	Positions

Ihsan Falou	78	President, Treasurer and Director

Majid Ali Khan	52	Secretary and Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2015, our executive officers, directors and greater-than-ten percent stockholders did not comply with Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended March 31, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ihsan Falou;	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer, and Director (1)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Majid Ali Khan;	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Director (2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1) Appointed President, Treasurer and Director March 22, 2013.

(2) Appointed Secretary and Director March 22, 2013.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal periods ended March 31, 2015 or 2014, or through the date of filing of this prospectus. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended March 31, 2015:

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

The following table sets forth director compensation as of March 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ihsan Falou (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Majid Ali Khan (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_________

(1) Appointed President, Treasurer and Director March 22, 2013.

(2) Appointed Secretary and Director March 22, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,529,680 shares of our common stock issued and outstanding as of March 31, 2015. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Ihsan Falou (3)	1,300,000	51.3%
Common Stock	Majid Ali Khan (4)	698,000	27.5%
All directors and executive officers as a group (2 persons)		1,998,000	78.9%

____________

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

(4) Appointed Secretary and Director March 22, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2015 and 2014, the total fees charged to the Company for audit services, including quarterly reviews were $7,000 and $7,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

______________

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

INTELLISENSE SOLUTIONS INC.
(Name of Registrant)

Date: June 10, 2015	By:	/s/ Ihsan Falou
	Name:	Ihsan Falou
	Title:	President, Secretary and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

