Form 10-Q
period 2015-06-30
Intellisense Solutions Inc.
filed 2015-08-10
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-188920

INTELLISENSE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4257143
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14201 N. Hayden Road, Suite A-1, Scottsdale, AZ	85260
(Address of Principal Executive Offices)	(Zip Code)

(206) 508-4562

(Registrant's telephone number, including area code)

N/A

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

As of August 10, 2015, there were 2,529,680 shares of the registrant's common stock outstanding.

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLISENSE SOLUTIONS INC.
CONDENSED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,072	$11,863
Prepaid expenses	505	-
Total assets	$6,577	$11,863

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$9,097	$5,701
Accounts payable related party	990	-
Total current liabilities	10,087	5,701

Stockholders' equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(76,658)	(66,986)
Total stockholders' equity (deficit)	(3,510)	6,162
Total liabilities and stockholders' equity (deficit)	$6,577	$11,863

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2015	June 30, 2014

OPERATING EXPENSES
Professional fees	$8,444	$6,200
General & administrative	1,228	1,200
Total Operating Expense	9,672	7,400

NET LOSS	$(9,672)	$(7,400)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,672)	$(7,400)
Adjustments to reconcile net loss to net cash used in operating activities Changes in operating assets and liabilities:
Prepaid expenses	(505)	(469)
Accounts payable and accrued liabilities	3,396	2,518
Accounts payable related party	990	-
Net cash used in operating activities	(5,791)	(5,351)

NET CHANGE IN CASH	(5,791)	(5,351)
CASH AT BEGINNING OF PERIOD	11,863	36,501
CASH AT END OF PERIOD	$6,072	$31,150

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Intellisense Solutions Inc. ("Intellisense", "we" or the "Company") was incorporated under the laws of the State of Nevada on March 22, 2013. We are engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sales of vegetarian food products over the Internet. We currently have no significant operations.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the fiscal year ended March 31, 2015, as filed on June 10, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The unaudited condensed financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through June 30, 2015 of $76,658 and have negative working capital of $3,510 as of June 30, 2015. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following June 30, 2015. These factors raise substantial doubt about the Company's ability to continueas a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The unaudited financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 3 - RELATED PARTY TRANSACTION

On June 15, 2015, the Company's two officers and directors resigned and Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company's sole director and officer. The resignations were not as a result of any disagreements on any matter relating to the Company's operations, policies or practices. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm ("Eventus"). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the three months ended June 30, 2015, the Company incurred fees of $990 to Eventus and such amount is included in related party accounts payable on the accompanying balance sheet as of June 30, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Management has included projections and estimates in this Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, all references to the "Company," "Intellisense Solutions," "Intellisense," "we," "us" or "our" are to Intellisense Solutions Inc.

Overview

The Company was incorporated under the laws of the State of Nevada on March 22, 2013. We are engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sales of vegetarian food products over the Internet. The Company currently has no significant operations.

Prior to June 15, 2015, Ihsan Falou had served as our President, Treasurer and as a Director since incorporation and Majid Ali Khan had served as our Secretary and as a Director since incorporation. Ihsan Falou and Majid Ali Kahn were our only directors prior to June 15, 2015. On June 15, 2015, Ihsan Falou resigned as our President, Treasurer and director, and Majid Khan resigned as our Secretary and director. The resignations were not as a result of any disagreements on any matter relating to our operations, policies or practices.

On June 15, 2015, we appointed Neil Reithinger as our President, Treasurer, Secretary and director. Mr. Reithinger is now our sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm incorporated in Arizona that specializes in capital advisory and SEC compliance for publicly-traded and emerging growth companies. He is also the President of Eventus Consulting, P.C., a registered CPA firm in Arizona. He has also been Chief Financial Officer, Secretary and Treasurer of Orgenesis Inc. since August 2014. Mr. Reithinger earned a B.S. in Accounting from the University of Arizona and is a Certified Public Accountant. He is a Member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants. Mr. Reithinger is 45 years of age.

Mr. Reithinger is currently involved in other business opportunities and intends to continue considering other business opportunities in industries other than our current business.

The Company is authorized to issue 75,000,000 shares of common stock, par value $.001 per share. On March 22, 2013, Ihsan Falou, our former President and a former Director purchased 1,300,000 shares of common stock at $0.01 per share, for aggregate proceeds of $13,000. On March 22, 2013, Majid Ali Khan, our former Secretary and a former Director, purchased 698,000 shares of common stock at $0.01 per share, for aggregate proceeds of $6,980. During the year ended March 31, 2014, the Company sold 531,680 shares of common stock for proceeds of $53,168 in an offering registered under Form S-1. There have been no other sales of equity securities by the Company

General

From incorporation until the date of this filing, we have not made any significant purchase or sale of assets. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Our financial statements report no revenues, accumulated losses since inception through June 30, 2015 of $76,658 and negative working capital of $3,510 as of June 30, 2015. Accordingly, our independent auditor has issued an audit opinion for our Company that includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Operations

From incorporation until the date of this filing, we have had limited operating activities, primarily consisting of the incorporation of the Company, the initial equity funding by our officers and directors, designing our website, and engaging in market research. Our current plan of operations consists of developing web portals to allow companies and individuals to engage in the purchase and sales of vegetarian food products over the Internet. We currently have no significant operations. The Company's principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenue

From incorporation until the date of this filing, we have not earned any revenues and we did not earn any revenues in the three months ended June 30, 2015 and 2014.

Expenses

General and administrative and professional fee expenses increased by $2,272 from $7,400 for the three months ended June 30, 2014 to $9,672 for the three months ended June 30, 2015. The net increase is the result of an increase in legal fees for the three months ended June 30, 2015 of approximately $5,300 offset by a reduction in accounting and audit fees for the three months ended June 30, 2015 of approximately $3,000.

Liquidity and Capital Resources

At June 30, 2015, we had a cash balance of approximately $6,100. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following June 30, 2015. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

The unaudited condensed financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through June 30, 2015 of $76,658 and have negative working capital of $3,510 as of June 30, 2015. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following June 30, 2015. These factors raise substantial doubt about the Company's ability to continueas a going concern. The unaudited financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2015, based on the material weaknesses defined below:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Plan

There were no changes in our segregation of duties or disclosure controls during the period covered by this quarterly report on Form 10-Q. We plan to take steps to enhance and improve the design of our internal control over financial reporting. However, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set forth above are largely dependent upon securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended June 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows and (v) the Notes to Condensed Financial Statements tagged as blocks of text.

___________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLISENSE SOLUTIONS INC.

Date: August 10, 2015	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

