Form 10-Q
period 2015-09-30
Intellisense Solutions Inc.
filed 2015-11-02
CIK 1577445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 2, 2015, there were 2,529,680 shares of the registrant's common stock outstanding.

INTELLISENSE SOLUTIONS INC.
FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLISENSE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2015	March 31, 2015
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,497	$11,863
Prepaid expenses	-	-
Total assets	$2,497	$11,863

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$26,581	$5,701
Accounts payable related party	4,995	-
Total current liabilities	31,576	5,701

Stockholders' equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(102,227)	(66,986)
Total stockholders' equity (deficit)	(29,079)	6,162
Total liabilities and stockholders' equity (deficit)	$2,497	$11,863

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

OPERATING EXPENSES
Professional fees	$24,383	$1,950	$32,827	$8,150
General & administrative	1,186	2,651	2,414	3,851
Total Operating Expense	25,569	4,601	35,241	12,001

NET LOSS	$(25,569)	$(4,601)	$(35,241)	$(12,001)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$-	$(0.01)	$-

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680	2,529,680	2,529,680

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,241)	$(12,001)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	-	665
Accounts payable and accrued liabilities	20,880	2,785
Accounts payable related party	4,995	-
Net cash used in operating activities	(9,366)	(8,551)

NET CHANGE IN CASH	(9,366)	(8,551)
CASH AT BEGINNING OF PERIOD	11,863	36,501
CASH AT END OF PERIOD	$2,497	$27,950

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

The unaudited condensed financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through September 30, 2015 of $102,227 and have negative working capital of $29,079 and negative cash flow from operations of $9,366 as of September 30, 2015. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following September 30, 2015. These factors raise substantial doubt about the Company's ability to continueas a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The unaudited financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 3 – RELATED PARTY TRANSACTION

On June 15, 2015, the Company's two officers and directors resigned and Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company's sole director and officer. The resignations were not as a result of any disagreements on any matter relating to the Company's operations, policies or practices. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm ("Eventus"). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the three and six months ended September 30, 2015, the Company incurred fees of $4,005 and $4,995, respectively to Eventus and $4,995 is included in related party accounts payable on the accompanying balance sheet as of September 30, 2015.

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

Our financial statements report no revenues, accumulated losses since inception through September 30, 2015 of $102,227 and negative working capital of $29,079, and negative cash flow from operations of $9,366 as of September 30, 2015. Accordingly, our independent auditor has issued an audit opinion for our Company that includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Comparison of the Six Months Ended September 30, 2015 to the Six Months Ended September 30, 2014

Revenue

From incorporation until the date of this filing, we have not earned any revenues and we did not earn any revenues in the six months ended September 30, 2015 and 2014.

Expenses

Professional fee expenses increased by $24,677 from $8,150 for the six months ended September 30, 2014 to $32,827 for the six months ended September 30, 2015. The entire increase is the result of an increase in legal fees for the six months ended September 30, 2015. Accounting and audit fees were unchanged at approximately $8,000 in each corresponding six month period.

General and administrative expenses decreased by $1,437 from $3,851 for the six months ended September 30, 2014 to $2,414 for the six months ended September 30, 2015. The decrease is primarily the result of consulting fees of $1,600 incurred in the six months ended September 30, 2014.

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Revenue

From incorporation until the date of this filing, we have not earned any revenues and we did not earn any revenues in the three months ended September 30, 2015 and 2014.

Expenses

Professional fee expenses increased by $22,433 from $1,950 for the three months ended September 30, 2014 to $24,383 for the three months ended September 30, 2015. The increase is the result of an increase in legal fees of $20,378 and an increase in accounting and audit fees of $2,055 for the three months ended September 30, 2015.

General and administrative expenses decreased by $1,465 from $2,651 for the three months ended September 30, 2014 to $1,186 for the three months ended September 30, 2015. The decrease is primarily the result of consultingfees of $1,600 incurred in the three months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015, we had a cash balance of $2,497. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following September 30, 2015. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

The unaudited condensed financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. We have accumulated losses since inception through September 30, 2015 of $102,227 and have negative working capital of $29,079 and negative cash flow from operations of $9,366 as of September 30, 2015. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following September 30, 2015. These factors raise substantial doubt about the Company's ability to continueas a going concern. The unaudited financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2015, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended September 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

PART II – OTHER INFORMATION

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

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLISENSE SOLUTIONS INC.

Date: November 2, 2015	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

