Form 10-Q
period 2015-12-31
Intellisense Solutions Inc.
filed 2016-02-16
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

(480) 659-6404

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

As of February 16, 2016, there were 2,529,680 shares of the registrant's common stock outstanding.

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLISENSE SOLUTIONS INC.

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$234	$11,863
Prepaid expenses	-	-
Total assets	$234	$11,863

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$31,212	$5,701
Accounts payable related party	9,519	-
Total current liabilities	40,731	5,701

Stockholders' equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(113,645)	(66,986)
Total stockholders' equity (deficit)	(40,497)	6,162
Total liabilities and stockholders' equity (deficit)	$234	$11,863

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

OPERATING EXPENSES
Professional fees	$8,524	$3,775	$41,352	$11,925
General & administrative	2,894	1,035	5,307	4,886
Total Operating Expense	11,418	4,810	46,659	16,811

NET LOSS	$(11,418)	$(4,810)	$(46,659)	$(16,811)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680	2,529,680	2,529,680

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

Condensed STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,659)	$(16,811)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	-	999
Accounts payable and accrued liabilities	25,511	3,675
Accounts payable related party	9,519	-
Net cash used in operating activities	(11,629)	(12,137)

NET CHANGE IN CASH	(11,629)	(12,137)
CASH AT BEGINNING OF PERIOD	11,863	36,501
CASH AT END OF PERIOD	$234	$24,364

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Intellisense Solutions Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 22, 2013. Since inception, the Company has been engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sales of vegetarian food products over the Internet. The Company currently has no significant operations.

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. ("Dotz"), a private Israeli-based company, and Intellisense (Israel) Ltd. ("Merger Sub"), an Israeli company and direct wholly-owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub will merge with and into Dotz and Dotz will continue as the surviving corporation. Dotz will be a wholly owned subsidiary of the Company and will continue to be governed by the laws of the State of Israel. The merger agreement has not closed as of December 31, 2015 nor subsequently as of February 16, 2016, the date of this filing (see Note 4.)

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

NOTE 2 – GOING CONCERN AND MANAGEMENT'S PLANS

The unaudited condensed financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses since inception through December 31, 2015 of $113,645 and have negative working capital of $40,497 and negative cash flow from operations of $11,629 as of December 31, 2015. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following December 31, 2015. These factors raise substantial doubt about the Company's ability to continueas a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. The unaudited financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 3 – RELATED PARTY TRANSACTION

On June 15, 2015, the Company's two officers and directors resigned and Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company's sole director and officer. The resignations were not as a result of any disagreements on any matter relating to the Company's operations, policies or practices. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively "Eventus"). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the three and nine months ended December 31, 2015, the Company incurred fees of $4,524 and $9,519, respectively to Eventus and $9,519 is included in related party accounts payable on the accompanying balance sheet as of December 31, 2015.

NOTE 4 – MERGER AGREEMENT WITH DOTZ NANO LTD.

As discussed in Note 1, on December 11, 2015, the Company entered into a merger agreement with Dotz and Merger Sub. Pursuant to the merger agreement (through a series of legal steps), the Merger Sub will merge with and into Dotz and Dotz will continue as the surviving corporation. Dotz will be a wholly owned subsidiary of the Company and will continue to be governed by the laws of the State of Israel.

The merger agreement is subject to a number of conditions, which includes, among other conditions: Dotz shareholder approval; Dotz and Merger Sub receiving a Certificate of Merger from the Israeli Companies Registrar; a tax ruling from the Israel Tax Authority on terms and conditions satisfactory to Dotz; the Company being reasonably satisfied with Dotz's financial statements; and the Company having paid all listing fees and caused a market maker to effect the trading of its common stock on the OTCQB market. The Company hopes to meet the closing conditions by March 31, 2016, its fiscal year end.

The merger agreement also contemplates, among other things, that the Company will: enter into an escrow agreement with certain shareholders of Dotz, whereby such shareholders will agree not to sell any of the Merger Shares for a period of two years; elect Dr. Amiram Bornstein, Kobi Ben-Shabat and Dr. Moti Gross as directors and Dr. Gross as Chief Executive Officer; accept the resignation of Neil Reithinger as director and Chief Executive Officer; undergo a stock split prior to closing so that there are approximately 11,000,000 shares outstanding prior to the merger; establish a stock option plan for grant of options to acquire up to 3,950,000 shares of the Company's common stock; and enter into an employment or consulting agreement with Dr. Gross to act as Chief Executive Officer of the Company, which will include the issuance of up to 2,500,000 shares of common stock in the event that the Company achieves certain milestones.

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

Overview

We were incorporated under the laws of the State of Nevada on March 22, 2013. Since inception, we have been engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sales of vegetarian food products over the Internet. We currently have no significant operations.

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

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. On March 22, 2013, Ihsan Falou, our former President and a former Director purchased 1,300,000 shares of common stock at $0.01 per share, for aggregate proceeds of $13,000. On March 22, 2013, Majid Ali Khan, our former Secretary and a former Director, purchased 698,000 shares of common stock at $0.01 per share, for aggregate proceeds of $6,980. During the year ended March 31, 2014, the Company sold 531,680 shares of common stock for proceeds of $53,168 in an offering registered under Form S-1. There have been no other sales of our equity securities.

From incorporation until the date of this filing, we have not made any significant purchase or sale of assets. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Merger Transaction with Dotz Nano Ltd.

On December 11, 2015, we entered into a merger agreement with Dotz Nano Ltd. ("Dotz"), a private Israeli-based company, and Intellisense (Israel) Ltd. ("Merger Sub"), an Israeli company and direct wholly-owned subsidiary of our company. Pursuant to the merger agreement, the Merger Sub will merge with and into Dotz and Dotz will continue as the surviving corporation. Dotz will be a wholly owned subsidiary and will continue to be governed by the laws of the State of Israel. The merger agreement has not closed as of December 31, 2015 nor subsequently as of February 16, 2016, the date of this filing.

The merger agreement is subject to a number of conditions, which includes, among other conditions: Dotz shareholder approval; Dotz and Merger Sub receiving a Certificate of Merger from the Israeli Companies Registrar; a tax ruling from the Israel Tax Authority on terms and conditions satisfactory to Dotz; our company being reasonably satisfied with Dotz's financial statements; and us having paid all listing fees and caused a market maker to effect the trading of our common stock on the OTCQB market. We hope to meet the closing conditions by March 31, 2016, our fiscal year end.

The merger agreement also contemplates, among other things, that we will enter into an escrow agreement with certain shareholders of Dotz, whereby such shareholders will agree not to sell any of the Merger Shares for a period of two years; elect Dr. Amiram Bornstein, Kobi Ben-Shabat and Dr. Moti Gross as directors and Dr. Gross as our Chief Executive Officer; accept the resignation of Neil Reithinger as director and Chief Executive Officer; undergo a stock split prior to closing so that there are approximately 11,000,000 shares of common stock outstanding prior to the merger; establish a stock option plan for grant of options to acquire up to 3,950,000 shares of our common stock; and enter into an employment or consulting agreement with Dr. Gross to act as our Chief Executive Officer, which will include the issuance of up to 2,500,000 shares of our common stock in the event that our company achieves certain milestones.

Results of Operations

Comparison of the Nine Months Ended December 31, 2015 to the Nine Months Ended December 31, 2014

Revenue

From incorporation until the date of this filing, we have not earned any revenues and we did not earn any revenues in the nine months ended December 31, 2015 and 2014.

Expenses

Professional fee expenses increased by $29,427 from $11,925 for the nine months ended December 31, 2014 to $41,352 for the nine months ended December 31, 2015. The increase is the result of an increase in legal fees of $21,758 and an increase in accounting and audit fees of $7,669 for the three months ended December 31, 2015.

General and administrative expenses increased by $421 from $4,886 for the nine months ended December 31, 2014 to $5,307 for the nine months ended December 31, 2015. The increase is primarily the result of transfer agent fees incurred in the nine months ended December 31, 2015, offset by consulting fees of $1,600 incurred in the comparative prior nine months ended December 31, 2014. The Company is changing transfer agents which resulted in a $1,500 termination fee and a corresponding $500 set up fee, respectively, in the nine months ended December 31, 2015.

Comparison of the Three Months Ended December 31, 2015 to the Three Months Ended December 31, 2014

Revenue

From incorporation until the date of this filing, we have not earned any revenues and we did not earn any revenues in the three months ended December 31, 2015 and 2014.

Expenses

Professional fee expenses increased by $4,749 from $3,775 for the three months ended December 31, 2014 to $8,524 for the three months ended December 31, 2015. The entire increase is the result of an increase in accounting and audit fees for the nine months ended December 31, 2015. Legal fees were unchanged at approximately $2,800 in each corresponding nine month periods.

General and administrative expenses increased by $1,859 from $1,035 for the three months ended December 31, 2014 to $2,894 for the three months ended December 31, 2015. The increase is primarily the result of transfer agent fees incurred in the three months ended December 31, 2015. The Company is changing transfer agents which resulted in a $1,500 termination fee and a corresponding $500 set up fee, respectively, in the nine months ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2015, we had a cash balance of $234. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following December 31, 2015. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our financial statements report no revenues. We have accumulated losses since inception through December 31, 2015 of $113,645 and have negative working capital of $40,497 and negative cash flow from operations of $11,629 as of December 31, 2015. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following December 31, 2015. These factors raise substantial doubt about our ability to continueas a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The unaudited financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2015, based on the material weaknesses defined below:

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

The remediation efforts set forth above are largely dependent upon securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Despite our material weaknesses set forth above, we believe our condensed financial statements for the quarter ended December 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

__________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLISENSE SOLUTIONS INC.

Date: February 16, 2016	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

