Form 10-K
period 2016-03-31
Intellisense Solutions Inc.
filed 2016-06-29
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-188920

INTELLISENSE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4257143
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260

(Address of principal executive offices) (Zip Code)

(480) 659-6404

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $-0-

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,529,680 shares of common stock as of June 28, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Based on the discontinuation of our former business plan, our current business model is to identify a viable business operation that can merge with our operation. Any forward-looking statements made in this Annual Report on Form 10-K regarding this should be read with a view that such transaction may not occur in the near term or at all.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms "Intellisense," "we," "us," "our," or the "Company" refer to Intellisense Solutions Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

We were incorporated on March 22, 2013 in the State of Nevada. Since inception, we have been engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sales of vegetarian food products over the Internet. However, we never achieved commercial sales or developed any significant operations. We currently are pursuing a business strategy of acquiring or merging with an entity with significant operations in order to create a viable business model and value for shareholders.

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

On June 15, 2015, we appointed Neil Reithinger as our President, Treasurer, Secretary and director. Mr. Reithinger is now our sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC ("Eventus"), a private, CFO-services firm incorporated in Arizona that specializes in capital advisory and SEC compliance for publicly-traded and emerging growth companies. He is also the President of Eventus Consulting, P.C., a registered CPA firm in Arizona. He has also been Chief Financial Officer, Secretary and Treasurer of Orgenesis Inc. since August 2014. Mr. Reithinger earned a B.S. in Accounting from the University of Arizona and is a Certified Public Accountant. He is a Member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants. Mr. Reithinger is 46 years of age.

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

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets and we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officers and directors and designing our website. We received our initial funding of $19,980 through the sale of common stock to our two former officers and directors, who purchased an aggregate of 1,998,000 shares at $0.01 per share.

Our financial statements from inception (March 22, 2013) through the fiscal year ended March 31, 2016 report no revenues and an accumulated deficit of $131,296. Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Merger Transaction with Dotz Nano Ltd.

On December 11, 2015, we entered into a merger agreement with Dotz Nano Ltd. ("Dotz"), a private Israeli-based company, and Intellisense (Israel) Ltd. ("Merger Sub"), an Israeli company and direct wholly-owned subsidiary of our company. Pursuant to the merger agreement, the Merger Sub will merge with and into Dotz and Dotz will continue as the surviving corporation. Dotz will be a wholly owned subsidiary and will continue to be governed by the laws of the State of Israel. The merger agreement did not close as of March 31, 2016.

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

The merger agreement also contemplates, among other things, that we will enter into an escrow agreement with certain shareholders of Dotz, whereby such shareholders will agree not to sell any of the Merger Shares for a period of two years; elect Dr. Amiram Bornstein, Kobi Ben-Shabat and Dr. Moti Gross as directors and Dr. Gross as our Chief Executive Officer; accept the resignation of Mr. Reithinger as director and Chief Executive Officer; undergo a stock split prior to closing so that there are approximately 11,000,000 shares of common stock outstanding prior to the merger; establish a stock option plan for grant of options to acquire up to 3,950,000 shares of our common stock; and enter into an employment or consulting agreement with Dr. Gross to act as our Chief Executive Officer, which will include the issuance of up to 2,500,000 shares of our common stock in the event that our company achieves certain milestones.

On May 17, 2016, we entered into a Termination Agreement with Dotz and Merger Sub ("TA") whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, we will receive a termination fee of $50,000, $25,000 upon the execution of the TA and $25,000 on or prior to July 1, 2016 (the "Second Payment"). The Second Payment is personally guaranteed by Dr. Amiram Bornstein, one of the principals of Dotz. Upon execution of the TA, the Company will deliver ownership of all the shares of the Merger Sub, via a Share Transfer Deed. The Merger Sub was formed and incorporated by the Parties solely for the purpose of the transactions contemplated by the Merger Agreement and has no assets or operations.

Employees

As of March 31, 2016, we had no full-time employee and no part-time employees.

Subsidiaries

As of March 31, 2016, we had no subsidiaries.

Intellectual Property

We currently have no intellectual property.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company's principal corporate offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260. These offices are also the offices of Neil Reithinger, our sole director and officer, who is also the Founder and President of Eventus. We do not pay Mr. Reithinger or any of his affiliated entities rent for the use of his offices.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Pink Tier under the symbol "INLL". Currently, our common stock does not trade, and there is no set bid or ask.

Transfer Agent

The transfer agent and registrar for our common stock is Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121. Their phone number and website are (801) 274-1088 and www.actionstocktransfer.com.

Holders of Common Stock

As of June 28, 2016, there were 41 shareholders of record of our common stock. As of such date, 2,529,680 shares were issued and outstanding.

Registration Rights

There are no registration rights as of March 31, 2016.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended March 31, 2016, there were no sales of unregistered securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans as of March 31, 2016.

Issuer Purchases of Equity Securities

During the year ended March 31, 2016, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management has included projections and estimates in this Form 10-K, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

As used in this Annual Report on Form 10-K and unless otherwise indicated, all references to the "Company," "Intellisense Solutions," "Intellisense," "we," "us" or "our" are to Intellisense Solutions Inc.

Overview

We were incorporated on March 22, 2013 in the State of Nevada. Since inception, we have been engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sales of vegetarian food products over the Internet. However, we never achieved commercial sales or developed any significant operations. We currently are pursuing a business strategy of acquiring or merging with an entity with significant operations in order to create a viable business model and value for shareholders.

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

On June 15, 2015, we appointed Neil Reithinger as our President, Treasurer, Secretary and director. Mr. Reithinger is now our sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC ("Eventus"), a private, CFO-services firm incorporated in Arizona that specializes in capital advisory and SEC compliance for publicly-traded and emerging growth companies. He is also the President of Eventus Consulting, P.C., a registered CPA firm in Arizona. He has also been Chief Financial Officer, Secretary and Treasurer of Orgenesis Inc. since August 2014. Mr. Reithinger earned a B.S. in Accounting from the University of Arizona and is a Certified Public Accountant. He is a Member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants. Mr. Reithinger is 46 years of age.

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

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets and we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officers and directors and designing our website. We received our initial funding of $19,980 through the sale of common stock to our two former officers and directors, who purchased an aggregate of 1,998,000 shares at $0.01 per share.

Our financial statements from inception (March 22, 2013) through the fiscal year ended March 31, 2016 report no revenues and an accumulated deficit of $131,296. Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Merger Transaction with Dotz Nano Ltd.

On December 11, 2015, we entered into a merger agreement with Dotz Nano Ltd. ("Dotz"), a private Israeli-based company, and Intellisense (Israel) Ltd. ("Merger Sub"), an Israeli company and direct wholly-owned subsidiary of our company. Pursuant to the merger agreement, the Merger Sub will merge with and into Dotz and Dotz will continue as the surviving corporation. Dotz will be a wholly owned subsidiary and will continue to be governed by the laws of the State of Israel. The merger agreement did not close as of March 31, 2016.

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

The merger agreement also contemplates, among other things, that we will enter into an escrow agreement with certain shareholders of Dotz, whereby such shareholders will agree not to sell any of the Merger Shares for a period of two years; elect Dr. Amiram Bornstein, Kobi Ben-Shabat and Dr. Moti Gross as directors and Dr. Gross as our Chief Executive Officer; accept the resignation of Mr. Reithinger as director and Chief Executive Officer; undergo a stock split prior to closing so that there are approximately 11,000,000 shares of common stock outstanding prior to the merger; establish a stock option plan for grant of options to acquire up to 3,950,000 shares of our common stock; and enter into an employment or consulting agreement with Dr. Gross to act as our Chief Executive Officer, which will include the issuance of up to 2,500,000 shares of our common stock in the event that our company achieves certain milestones.

On May 17, 2016, we entered into a Termination Agreement with Dotz and Merger Sub ("TA") whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, we will receive a termination fee of $50,000, $25,000 upon the execution of the TA and $25,000 on or prior to July 1, 2016 (the "Second Payment"). The Second Payment is personally guaranteed by Dr. Amiram Bornstein, one of the principals of Dotz. Upon execution of the TA, the Company will deliver ownership of all the shares of the Merger Sub, via a Share Transfer Deed. The Merger Sub was formed and incorporated by the Parties solely for the purpose of the transactions contemplated by the Merger Agreement and has no assets or operations.

Results of Operations

Fiscal Year Ended March 31, 2016 to the Fiscal Year Ended March 31, 2015

Revenue

We have not earned any revenues and we did not earn any revenues in the fiscal year ended March 31, 2016 and 2015.

Expenses

Operating expenses for the years ended March 31, 2016 and 2015 were as follows:

	For the year ended March 31, 2016	For the year ended March 31, 2015

Professional fees:
Legal and professional	$34,977	$1,900
Accounting and audit	23,779	15,850
	58,756	17,750
General & administrative	5,293	7,554
Total operating expenses	$64,049	$25,304

Professional fee expenses increased by $41,006 from $17,750 for the fiscal year ended March 31, 2015 to $58,756 for the fiscal year ended March 31, 2016. The increase is primarily the result of an increase in legal fees of $33,077 and an increase in accounting and audit fees of $7,929 for the fiscal year ended March 31, 2016. The increase in legal fees for the fiscal year ended March 31, 2016 was mostly attributable to the contemplated merger transaction with Dotz. The merger transaction did not close as of March 31, 2016 and was subsequently terminated.

Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. The Company pays customary fees for these services. During the year ended March 31, 2016, the Company incurred fees of $13,179 to Eventus. In addition, Eventus paid certain bills on behalf of the Company and $3,085 is included in due to related parties on the accompanying balance sheet as of March 31, 2016 related to these expenditures.

General and administrative expenses decreased by $2,261 from $7,554 for the fiscal year ended March 31, 2015 to $5,293 for the fiscal year ended March 31, 2016. The decrease is primarily the result of consulting fees of $1,600 incurred in the comparative prior fiscal year ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had a cash balance of $8,124. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following March 31, 2016. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our financial statements report no revenues. We have accumulated losses of $131,296 and have negative working capital of $58,148 and negative cash flow from operations of $23,739 as of March 31, 2016. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following March 31, 2016. These factors raise substantial doubt about our ability to continueas a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

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

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's president and chief executive officer (who is the Company's principal executive officer) and the Company's chief financial officer, treasurer, and secretary (who is the Company's principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company's disclosure controls and procedures was due to material weaknesses identified in the Company's internal control over financial reporting, described below.

Management's Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Commission that permit the Company to provide only management's report in this Annual Report. Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, with the participation of the Company's principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective as of March 31, 2016. The ineffectiveness of the Company's internal controls over financial reporting was due to the following material weaknesses which are indicative of many small companies with limited staff:

(i)	lack of a functioning audit committee; and
(ii)	inadequate segregation of duties consistent with control objectives; and
(iii)	ineffective controls over period-end financial disclosure and reporting processes.

Our management believes the weaknesses identified above have not had any material effect on our financial statements. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes as soon as practicable, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to remediate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management's Remediation Plan

Subject to raising additional working capital, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the next fiscal year once we have identified a suitable business to acquire and as our capital resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies;

(ii)	adopt sufficient written policies and procedures for accounting and financial reporting; and

(iii)	appoint independent board members and a functioning audit committee

The remediation efforts set out in (i) is largely dependent upon our company identifying and acquiring a suitable operating business and securing additional financing to cover the costs of hiring the requisite personnel and implementing the changes required. If we are unsuccessful in such endeavors, remediation efforts may be delayed. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended March 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Our executive officer's and director's and their respective ages as of March 31, 2016 are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed

Neil Reithinger	President, Treasurer, Secretary and Director	46	June 15, 2015

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Neil Reithinger. On June 15, 2015, Mr. Reithinger was appointed President, Treasurer, Secretary and director. Mr. Reithinger is now our sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC ("Eventus"), a private, CFO-services firm incorporated in Arizona that specializes in capital advisory and SEC compliance for publicly-traded and emerging growth companies. He is also the President of Eventus Consulting, P.C., a registered CPA firm in Arizona. He has also been Chief Financial Officer, Secretary and Treasurer of Orgenesis Inc. since August 2014. Mr. Reithinger earned a B.S. in Accounting from the University of Arizona and is a Certified Public Accountant. He is a Member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.

Significant Employees

Other than our officers and directors, we currently have no other significant employees.

Committees of Board of Directors

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

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

Potential Conflicts of Interest

Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. The Company pays customary fees for these services.

Director Independence

Our board of directors is currently composed of one member who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2016, our executive officers, directors and greater-than-ten percent stockholders did not comply with Section 16(a) filing requirements.

Code of Ethics

We currently do not have a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the compensation of each named executive for the fiscal years ended March 31, 2016 and 2015 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen-sation ($)	Change in Pension Value and Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Neil Reithinger; President, Treasurer, and Director (1)	2016	-	-	-	-	-	-	-	-

Ihsan Falou; President, Treasurer, and Director (2)	2015	-	-	-	-	-	-	-	-

Majid Khan; Secretary and Director (3)	2015	-	-	-	-	-	-	-	-

________________

1)

Mr. Reithinger was appointed President, Treasurer, Secretary and Director on June 15, 2015. Mr. Reithinger is the Founder and President of Eventus. Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. The Company pays customary fees for these services. During the year ended March 31, 2016, we incurred fees of $13,179 to Eventus.

2)

Mr. Falou was appointed President, Treasurer and Director on March 22, 2013. On June 15, 2015, Mr. Falou resigned as our President, Treasurer and Director. His resignation was not as a result of any disagreements on any matter relating to our operations, policies or practices.

3)

Mr. Khan was appointed Secretary and Director on March 22, 2013. On June 15, 2015, Mr. Khan resigned as our Secretary and Director. His resignation was not as a result of any disagreements on any matter relating to our operations, policies or practices.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding equity awards as of March 31, 2016 or through the date of filing of this prospectus.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors' or executive officers' responsibilities following a change in control.

Director Compensation

Directors are not compensated for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,529,680 shares of our common stock issued and outstanding as of March 31, 2016. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common stock	Ihsan Falou (2)	1,300,000	51.4%
Common stock	Majid Khan (3)	698,000	27.6%
All directors and executive officers as a group (2 persons)		1,998,000	79.0%

________________

1)	Percentages are based on 2,529,680 shares of our common stock issued and outstanding.

2)

Mr. Falou was appointed President, Treasurer and Director on March 22, 2013. On June 15, 2015, Mr. Falou resigned as our President, Treasurer and Director. His resignation was not as a result of any disagreements on any matter relating to our operations, policies or practices.

3)

Mr. Khan was appointed Secretary and Director on March 22, 2013. On June 15, 2015, Mr. Khan resigned as our Secretary and Director. His resignation was not as a result of any disagreements on any matter relating to our operations, policies or practices.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by MaloneBailey LLP, independent registered public accounting firm, for the years ended March 31, 2016 and 2015:

Services	2016	2015

Audit fees	$8,600	$8,100
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$8,600	$8,100

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:

Balance Sheets

Statements of Operations

Statement of Shareholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

Exhibits

Exhibit Number	Description

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302

31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302

32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906

32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906

101*

Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLISENSE SOLUTIONS INC.

Date: June 28, 2016	By:	/s/ Neil Reithinger
Neil Reithinger
Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Neil Reithinger	Chief Executive Officer, Chief Financial Officer	Date: June 28, 2016
Neil Reithinger	and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INTELLISENSE SOLUTIONS INC.

FINANCIAL STATEMENTS AS OF MARCH 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Intellisense Solutions Inc.

Scottsdale, Arizona

We have audited the accompanying balance sheets of Intellisense Solutions Inc. (the "Company"), as of March 31, 2016 and 2015 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 28, 2016

INTELLISENSE SOLUTIONS INC.

BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,124	$11,863
Total assets	$8,124	$11,863
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$41,326	$5,701
Accounts payable to related party	1,861	-
Notes payable	20,000	-
Due to related party	3,085	-
Total current liabilities	66,272	5,701

Stockholders' equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(131,296)	(66,986)
Total stockholders' equity (deficit)	(58,148)	6,162
Total liabilities and stockholders' equity (deficit)	$8,124	$11,863

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2016	For the year ended March 31, 2015

OPERATING EXPENSES
Professional fees	$58,756	$17,750
General & administrative	5,293	7,554
Total operating expenses	64,049	25,304

OTHER EXPENSE:
Interest expense	(261)	-
Total other expense	(261)	-

NET LOSS	$(64,310)	$(25,304)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended March 31, 2015 and 2016

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2014	2,529,680	$2,529	$70,619	$(41,682)	$31,466

Net loss	-	-	-	(25,304)	(25,304)

Balance at March 31, 2015	2,529,680	2,529	70,619	(66,986)	6,162

Net loss	-	-	-	(64,310)	(64,310)

Balance at March 31, 2016	2,529,680	$2,529	$70,619	$(131,296)	$(58,148)

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2016	For the year ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,310)	$(25,304)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	-	1,016
Accounts payable and accrued liabilites	38,710	(350)
Accounts payable to related party	1,861	-

Net cash used in operating activities	(23,739)	(24,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	20,000	-
Net cash provided by financing activities	20,000	-

NET CHANGE IN CASH	(3,739)	(24,638)
CASH AT BEGINNING OF PERIOD	11,863	36,501
CASH AT END OF PERIOD	$8,124	$11,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH INVESTING AND FINANCIAL ACTIVITIES
Due to related party	$3,085	$-

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 and 2015

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

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. ("Dotz"), a private Israeli-based company, and Intellisense (Israel) Ltd. ("Merger Sub"), an Israeli company and direct wholly owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub will merge with and into Dotz and Dotz will continue as the surviving corporation. Dotz will be a wholly owned subsidiary of the Company and will continue to be governed by the laws of the State of Israel. The merger agreement did not close as of March 31, 2016.

On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub whereby the contemplated transaction with Dotz was terminated (See Note 6).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for financial information and in accordance with Securities and Exchange Commission's Regulation SX. They reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair presentation of the financial position and operating results of the Company.

Going Concern

As of March 31, 2016, the accompanying audited financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended March 31, 2016, the Company had a net loss of $64,310 consisting of general and administrative expenses and professional fees for the Company's SEC reporting requirements and its contemplated acquisition of Dotz. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2016 and 2015 included cash on-hand in the amount of $8,124. Cash equivalents are considered all accounts with an original maturity date within 90 days.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

Income Tax Provision

The Company uses the liability method of accounting for income taxes under the asset and liability method prescribed under ASC 740, Income Taxes ("ASC 740"). The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2016, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal tax examinations nor has it had any federal income tax penalties since its inception.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the years ended March 31, 2016 and 2015, no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Therefore, basic and dilutive net loss per share were the same.

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – NOTES PAYABLE – SHORT-TERM

Notes payable – Short-term consisted of the following as of:

	March 31, 2016	March 31, 2015

Note payable, 12% interest per annum, due on August 8, 2016. Unsecured	$10,000	$-
Note payable, 12% interest per annum, due on August 27, 2016. Unsecured	10,000	-
	$20,000	$-

The Company borrowed $20,000 under promissory notes from two unaffiliated lenders ("Lenders") to fund ongoing operational expenses. The notes are due immediately upon the Company's receipt of any financing of $250,000 or more, or upon written demand by the Lenders, or not later than August 8, 2016 and August 27, 2016, respectively (the "Maturity Date").

NOTE 4 – RELATED PARTY

On June 15, 2015, the Company's two founding officers and directors, and major shareholders resigned and Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company's sole director and officer. The resignations were not as a result of any disagreements on any matter relating to the Company's operations, policies or practices. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively "Eventus").

Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the year ended March 31, 2016, the Company incurred fees of $13,179 to Eventus and $1,861 is included in accounts payable to related party on the accompanying balance sheet as of March 31, 2016.

The Company's principal office is at the offices of Eventus and does not pay Eventus rent for the use of these offices. In addition, Eventus paid certain bills on behalf of the Company of which $3,085 is included as due to related parties on the accompanying balance sheet as of March 31, 2016. The amounts are due on demand, unsecured and do not bear interest.

NOTE 5 – INCOME TAXES

The Company provides for income taxes under ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

As of March 31, 2016, the Company has $44,641 in gross deferred tax assets resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the year ended March 31, 2016. As of March 31, 2016, the Company has federal net operating loss carry forwards of $131,296 available to offset future taxable income through 2031.

As of March 31, 2015, the Company has $22,775 in gross deferred tax assets resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the year ended March 31, 2015.

NOTE 6 – MERGER AGREEMENT WITH DOTZ NANO LTD. AND SUBSEQUENT TERMINATION AND CANCELLATION

As discussed in Note 1, on December 11, 2015, the Company entered into a merger agreement with Dotz and Merger Sub. Pursuant to the merger agreement (through a series of legal steps), the Merger Sub will merge with and into Dotz and Dotz will continue as the surviving corporation. Dotz will be a wholly owned subsidiary of the Company and will continue to be governed by the laws of the State of Israel. The merger agreement did not close as of March 31, 2016.

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

On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub ("TA") whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, the Company will receive a termination fee of $50,000, $25,000 upon the execution of the TA and $25,000 on or prior to July 1, 2016 (the "Second Payment"). The Second Payment is personally guaranteed by Dr. Amiram Bornstein, one of the principals of Dotz. Upon execution of the TA, the Company will deliver ownership of all the shares of the Merger Sub, via a Share Transfer Deed. The Merger Sub was formed and incorporated by the Parties solely for the purpose of the transactions contemplated by the Merger Agreement and has no assets or operations.

