Form 10-Q
period 2016-06-30
Intellisense Solutions Inc.
filed 2016-08-15
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 15, 2016, there were 2,529,680 shares of the registrant's common stock outstanding.

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLISENSE SOLUTIONS INC.

BALANCE SHEETS
(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS

Current assets:
Cash and cash equivalents	$3,269	$8,124
Other receivable	25,000	-
Total assets	$28,269	$8,124

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$16,270	$41,326
Accounts payable to related party	9,339	1,861
Notes payable	20,000	20,000
Due to related party	3,085	3,085
Total current liabilities	48,694	66,272

Stockholders' deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(93,573)	(131,296)
Total stockholders' deficit	(20,425)	(58,148)
Total liabilities and stockholders' deficit	$28,269	$8,124

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015

OPERATING EXPENSES
Professional fees	$10,608	$8,444
General & administrative	1,070	1,228
Total operating expenses	11,678	9,672

OTHER INCOME/(EXPENSE):
Other income	50,000	-
Interest expense	(599)	-
Total other income	49,401	-

NET INCOME / (LOSS)	$37,723	$(9,672)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.01	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,723	$(9,672)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	(25,000)	-
Prepaid expenses	-	(505)
Accounts payable and accrued liabilites	(25,056)	3,396
Accounts payable to related party	7,478	990
Net cash used in operating activities	(4,855)	(5,791)

NET CHANGE IN CASH	(4,855)	(5,791)
CASH AT BEGINNING OF PERIOD	8,124	11,863
CASH AT END OF PERIOD	$3,269	$6,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

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

Basis of Presentation

The unaudited interim financial statements contained in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2016, as filed on June 29, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT'S PLANS

The unaudited interim financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. Although we recorded net income of $37,723 for the three months ended June 30, 2016, we still have accumulated losses of $93,573 and have negative working capital of $20,425. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following June 30, 2016. These factors raise substantial doubt about the Company's ability to continueas a going concern. Since inception, the Company has financed its activities from loans and the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. The unaudited interim financial statements contained in this quarterly report do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company's sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively "Eventus"). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the three months ended June 30, 2016, the Company incurred fees of $9,216 to Eventus and has $9,339 in related party accounts payable on the accompanying balance sheet as of June 30, 2016. In addition, Eventus paid certain bills on behalf of the Company, of which $3,085 is included as due to related parties on the accompanying balance sheet as of June 30, 2016. The amounts are due on demand, unsecured and do not bear interest.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of:

	June 30, 2016	March 31, 2016

Note payable, 12% interest per annum, due on August 8, 2016. Unsecured	$10,000	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. Unsecured	10,000	10,000
	$20,000	$20,000

During the year ended March 31, 2016, the Company borrowed $20,000 under promissory notes from two unaffiliated lenders ("Lenders") to fund ongoing operational expenses. The notes are due immediately upon the Company's receipt of any financing of $250,000 or more, or upon written demand by the Lenders, or not later than August 8, 2016 and August 27, 2016, respectively (the "Maturity Date"). The notes have not been paid as of June 30, 2016.

NOTE 5 – MERGER AGREEMENT WITH DOTZ NANO LTD. AND SUBSEQUENT TERMINATION AND CANCELLATION

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. ("Dotz"), a private Israeli-based company, and Intellisense (Israel) Ltd. ("Merger Sub"), an Israeli company and direct wholly-owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub ("TA") whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, the Company recognized a termination fee of $50,000, which is recorded as other income during the three months ended June 30, 2016. $25,000 of the termination fee was received subsequent to June 30, 2016 and reflected as other receivable on the accompanying balance sheet as of June 30, 2016. Upon execution of the TA, we delivered ownership of all the shares of the Merger Sub, via a Share Transfer Deed.

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

Management has included projections and estimates in the unaudited interim financial statements contained in this quarterly report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, all references to the "Company," "Intellisense Solutions," "Intellisense," "we," "us" or "our" are to Intellisense Solutions Inc.

Corporate Overview

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

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company's sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively "Eventus"). He has also been Chief Financial Officer, Secretary and Treasurer of Orgenesis Inc. since August 2014. Mr. Reithinger earned a B.S. in Accounting from the University of Arizona and is a Certified Public Accountant. He is a Member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants. Mr. Reithinger is 46 years of age.

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of August 15, 2016, the date of this filing. There were no new equity transactions during the three months ended June 30, 2016.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets and we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officers and directors and designing our website. We received our initial funding in March 2014 of $19,980 through the sale of common stock to our two former officers and directors, who purchased an aggregate of 1,998,000 shares at $0.01 per share.

Our unaudited interim financial statements for the three months June 30, 2016 report no revenues and an accumulated deficit of $93,573 as of June 30, 2016. Our independent auditor issued an audit opinion for our Company for the year ended March 31, 2016 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Merger Transaction and Subsequent Termination with Dotz Nano Ltd.

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. ("Dotz"), a private Israeli-based company, and Intellisense (Israel) Ltd. ("Merger Sub"), an Israeli company and direct wholly-owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub ("TA") whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, the Company recognized a termination fee of $50,000, which is recorded as other income during the three months ended June 30, 2016. $25,000 of the termination fee was received subsequent to June 30, 2016 and reflected as other receivable on the accompanying balance sheet as of June 30, 2016. Upon execution of the TA, we delivered ownership of all the shares of the Merger Sub, via a Share Transfer Deed.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenue

The Company did not earn any revenues in the three months ended June 30, 2016 and 2015.

Expenses

Operating expenses for the three months ended June 30, 2016 and 2015 were as follows:

	For the three months ended June 30, 2016	For the three months ended June 30, 2015

Professional fees:
Legal and professional	$692	$5,254
Accounting and audit	9,916	3,190
Total professional fees	10,608	8,444
General & administrative	1,070	1,228
Total operating expenses	$11,678	$9,672

Professional fee expenses increased by $2,164 from $8,444 for the three months ended June 30, 2015 to $10,608 for the three months ended June 30, 2016. The increase is the net of an increase in accounting and audit fees of $6,726 and a decrease in legal and professional fees of $4,562 for the three months ended June 30, 2016. The decrease in legal fees for the three months ended June 30, 2016 was mostly attributable to the cancellation of the contemplated merger transaction with Dotz.

Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. The Company pays customary fees for these services. During the three months ended June 30, 2016, the Company incurred fees of $9,216 to Eventus and has $9,336 in related party accounts payable on the accompanying balance sheet as of June 30, 2016.

General and administrative expenses were relatively unchanged for the respective periods.

Liquidity and Capital Resources

At June 30, 2016, we had a cash balance of $3,269. Subsequent to June 30, 2016, although we received the second $25,000 Dotz termination fee installment, it was mostly used to pay our outstanding accounts payable. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following June 30, 2016. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our unaudited interim financial statements contained in this quarterly report show no revenues. Although we recorded net income of $37,723 during the three months ended June 30, 2016, we still have accumulated losses of $93,573 and have negative working capital of $20,425. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following June 30, 2016. These factors raise substantial doubt about our ability to continueas a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. The unaudited interim financial statements contained in this quarterly report do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and ultimately to attain profitability.

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

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our unaudited interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(i)	lack of a functioning audit committee;

(ii)	inadequate segregation of duties consistent with control objectives; and

(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Not Applicable

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
101*

Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (v) the Notes to Financial Statements tagged as blocks of text.

___________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLISENSE SOLUTIONS INC.

Date: August 15, 2016	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

