Form 10-Q
period 2016-12-31
Intellisense Solutions Inc.
filed 2017-02-10
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

As of February 10, 2017, there were 2,529,680 shares of the registrant’s common stock outstanding.

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLISENSE SOLUTIONS INC.

BALANCE SHEETS

(unaudited)

	December 31, 2016	March 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$3,493	$8,124
Total assets	$3,493	$8,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$18,149	$41,326
Accounts payable to related party	621	1,861
Notes payable	20,000	20,000
Due to related party	-	3,085
Total current liabilities	38,770	66,272

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(108,425)	(131,296)
Total stockholders’ deficit	(35,277)	(58,148)
Total liabilities and stockholders' deficit	$3,493	$8,124

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

OPERATING EXPENSES
Professional fees	$4,286	$8,524	$22,129	$41,352
General & administrative	818	2,894	2,704	5,307
Total operating expenses	5,104	11,418	24,833	46,659

OTHER INCOME/(EXPENSE):
Other income	-	-	50,000	-
Interest expense	(1,019)	-	(2,296)	-
Total other income	(1,019)	-	47,704	-

NET INCOME / (LOSS)	$(6,123)	$(11,418)	$22,871	$(46,659)

BASIC AND DILUTED NET INCOME / (LOSS) PER SHARE	$-	$-	$0.01	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680	2,529,680	2,529,680

The accompanying notes are an integral part of these unaudited financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended December 31, 2016	For the Nine months ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,871	$(46,659)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilites	(23,177)	25,511
Accounts payable to related party	(1,240)	9,519
Due to related party	(3,085)	-
Net cash used in operating activities	(4,631)	(11,629)

NET CHANGE IN CASH	(4,631)	(11,629)
CASH AT BEGINNING OF PERIOD	8,124	11,863
CASH AT END OF PERIOD	$3,493	$234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

Basis of Presentation

The unaudited interim financial statements contained in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2016, as filed on June 29, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The unaudited interim financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. Although we recorded net income of $22,871 for the nine months ended December 31, 2016, we still have accumulated losses of $108,425 and have working capital deficit of $35,277. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following December 31, 2016. These factors raise substantial doubt about the Company’s ability to continueas a going concern. Since inception, the Company has financed its activities from loans and the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. The unaudited interim financial statements contained in this quarterly report do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company’s sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the three and nine months ended December 31, 2016, the Company incurred fees of $2,886 and $15,533, respectively, to Eventus and has $621 in related party accounts payable on the accompanying balance sheet as of December 31, 2016. The office space used by the Company is provided by Eventus at no charge.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of:

	December 31, 2016	March 31, 2016

Note payable, 12% interest per annum, due on August 8, 2016. In default. Unsecured	$10,000	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. In default. Unsecured	10,000	10,000
	$20,000	$20,000

During the year ended March 31, 2016, the Company borrowed $20,000 under promissory notes from two unaffiliated lenders (“Lenders”) to fund ongoing operational expenses. The notes are due immediately upon the Company’s receipt of any financing of $250,000 or more, or upon written demand by the Lenders, or not later than August 8, 2016 and August 27, 2016, respectively (the “Maturity Date”). As of December 31, 2016, these notes were in default and accruing interest at 15% per annum pursuant to the terms of the notes. The notes have not been paid and the Company has not negotiated any extension agreements with the Lenders as of February 10, 2017, the date of this filing.

NOTE 5 – MERGER AGREEMENT WITH DOTZ NANO LTD. AND SUBSEQUENT TERMINATION AND CANCELLATION

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. (“Dotz”), a private Israeli-based company, and Intellisense (Israel) Ltd. (“Merger Sub”), an Israeli company and direct wholly-owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub (“TA”) whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, the Company recognized a termination fee of $50,000 which has been paid and is recorded as other income during the nine months ended December 31, 2016. Upon execution of the TA, we delivered ownership of all the shares of the Merger Sub, via a Share Transfer Deed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of February 10, 2017, the date of this filing. There were no new equity transactions during the nine months ended December 31, 2016.

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

Our unaudited interim financial statements for the three and nine months December 31, 2016 report no revenues and an accumulated deficit of $108,425 as of December 31, 2016. Our independent auditor issued an audit opinion for our Company for the year ended March 31, 2016 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Merger Transaction and Subsequent Termination with Dotz Nano Ltd.

On December 11, 2015, we entered into a merger agreement with Dotz Nano Ltd. (“Dotz”), a private Israeli-based company, and Intellisense (Israel) Ltd. (“Merger Sub”), an Israeli company and direct wholly-owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, we entered into a Termination Agreement with Dotz and Merger Sub (“TA”) whereby the contemplated transaction with Dotz was terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, we recognized a termination fee of $50,000 which has been paid and is recorded as other income during the nine months ended December 31, 2016. Upon execution of the TA, we delivered ownership of all the shares of the Merger Sub, via a Share Transfer Deed.

Results of Operations

Comparison of the Three Months Ended December 31, 2016 to the Three Months Ended December 31, 2015

Revenue

We did not earn any revenues in the three months ended December 31, 2016 and 2015.

Expenses

Operating expenses for the three months ended December 31, 2016 and 2015 were as follows:

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015

Professional fees:
Legal	$-	$2,800
Accounting/audit	4,286	5,724
Total professional fees	4,286	8,524
General & administrative	818	2,894
Total operating expenses	$5,104	$11,418

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees decreased by $4,238 from $8,524 for the three months ended December 31, 2015 to $4,286 for the three months ended December 31, 2016. The decrease is due to legal fees incurred during the three months ended December 31, 2015 fees related to the contemplated merger transaction with Dotz. We had no legal fees in the current three-month period.

Accounting services provided by Eventus were approximately $1,500 less in the current three-month period. Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services for audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. We pay customary fees for these services.

General and administrative expenses declined by approximately $2,000 related to set-up and termination fees incurred to change transfer agents during the three months ended December 31, 2015. The only other G&A expenses for the respective periods are for edgar filing fees.

Comparison of the Nine months ended December 31, 2016 to the Nine Months Ended December 31, 2015

Revenue

We did not earn any revenues during the nine months ended December 31, 2016 and 2015. However, during the nine months ended December 31, 2016, we recognized a termination fee of $50,000 related to the canceled Dotz merger which is recorded in other income. See “Merger Transaction and Subsequent Termination with Dotz Nano Ltd.” above.

Expenses

Operating expenses for the nine months ended December 31, 2016 and 2015 were as follows:

	For the Nine Months Ended December 31, 2016	For the Nine Months Ended December 31, 2015

Professional fees:
Legal	$2,897	$27,432
Accounting/audit	19,232	13,920
Total professional fees	22,129	41,352
General & administrative	2,704	5,307
Total operating expenses	$24,833	$46,659

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees decreased by $19,223 from $41,352 for the nine months ended December 31, 2015 to $22,129 for the nine months ended December 31, 2016. The decrease is due mostly to a decline of $24,535 in legal fees for the current nine-month period, compared to the nine months ended December 31, 2015 when we incurred significant legal fees for the contemplated merger transaction with Dotz.

The decrease in legal fees was offset by accounting/audit fees which increased $5,312 in the current nine-month period to $19,232 compared to $13,920 for the nine months ended December 31, 2015. During the nine months ended December 31, 2016, we incurred accounting fees of $15,532 to Eventus and audit fees of $3,700 to our independent auditors, compared to accounting fees of $9,520 to Eventus, audit fees of $2,400 to our independent auditors and $2,000 of other outside accounting costs during the nine months ended December 31, 2015. The reason for the increase by Eventus was due to a full nine months of accounting services to the Company in the current nine months ended December 31, 2016. In the prior comparative period, Eventus was engaged in June 2015 to provide accounting and advisory services for audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. We pay customary fees for these services.

General and administrative expenses declined approximately $2,600 mostly due to set-up and termination fees incurred to change transfer agents during the three months ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2016, we had a cash balance of $3,493. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following December 31, 2016. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our unaudited interim financial statements contained in this quarterly report show no revenues. Although we recorded net income of $22,871 for the nine months ended December 31, 2016, we still have accumulated deficit of $108,425 and have negative working capital of $35,277. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following December 31, 2016. These factors raise substantial doubt about our ability to continueas a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. The unaudited interim financial statements contained in this quarterly report do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and ultimately to attain profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(i)	lack of a functioning audit committee;
(ii)	inadequate segregation of duties consistent with control objectives; and
(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

INTELLISENSE SOLUTIONS INC.

Date: February 10, 2017	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

