Form 10-K
period 2017-03-31
Intellisense Solutions Inc.
filed 2017-06-29
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 333-188920

INTELLISENSE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4257143
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260

(Address of principal executive offices) (Zip Code)

(480) 659-6404

Registrant’s telephone number, including area code

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
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $-0-

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,529,680 shares of common stock as of June 29, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Based on the discontinuation of our former business plan, our current business model is to identify a viable business operation that can merge with our operation. Any forward-looking statements made in this Annual Report on Form 10-K regarding this should be read with a view that such transaction may not occur in the near term or at all.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Intellisense,” “we,” “us,” “our,” or the “Company” refer to Intellisense Solutions Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of June 29, 2017, the date of this filing. There were no new equity transactions during the year ended March 31, 2017.

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

Our financial statements from inception (March 22, 2013) through the fiscal year ended March 31, 2017 report no revenues and an accumulated deficit of $117,478. Our independent auditor issued an audit opinion for our Company for the year ended March 31, 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Merger Agreement and Subsequent Termination

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. (“Dotz”), a private Israeli-based company, and Intellisense (Israel) Ltd. (“Merger Sub”), an Israeli company and direct wholly owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub (“TA”) whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, the Company recognized a termination fee of $50,000 which has been paid and is recorded as other income during the year ended March 31, 2017. Upon execution of the TA, we delivered ownership of all the shares of the Merger Sub, via a Share Transfer Deed.

Employees

As of March 31, 2017, we had no full-time employee and no part-time employees.

Subsidiaries

As of March 31, 2017, we had no subsidiaries.

Intellectual Property

We currently have no intellectual property.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s principal corporate offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260. These offices are also the offices of Neil Reithinger, our sole director and officer, who is also the Founder and President of Eventus. We do not pay Eventus or any of his affiliated entities rent for the use of his offices.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Markets, Pink Tier, under the symbol “INLL”. Currently, our common stock does not trade, and there is no set bid or ask.

Transfer Agent

The transfer agent and registrar for our common stock is Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121. Their phone number and website are (801) 274-1088 and www.actionstocktransfer.com, respectively.

Holders of Common Stock

As of June 29, 2017, there were 41 shareholders of record of our common stock. As of such date, 2,529,680 shares were issued and outstanding.

Registration Rights

There are no registration rights as of March 31, 2017.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended March 31, 2017, there were no sales of unregistered securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans as of March 31, 2017.

Issuer Purchases of Equity Securities

During the year ended March 31, 2017, we did not purchase any of our equity securities.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, all references to the “Company,” “Intellisense Solutions,” “Intellisense,” “we,” “us” or “our” are to Intellisense Solutions Inc.

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

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company’s sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). He has also been Chief Financial Officer, Secretary and Treasurer of Orgenesis Inc., a biopharmaceutical and regenerative cell therapy company, since August 2014. Mr. Reithinger earned a B.S. in Accounting from the University of Arizona and is a Certified Public Accountant. He is a Member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of June 29, 2017, the date of this filing. There were no new equity transactions during the year ended March 31, 2017.

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

Our financial statements from inception (March 22, 2013) through the fiscal year ended March 31, 2017 report no revenues and an accumulated deficit of $117,478. Our independent auditor issued an audit opinion for our Company for the year ended March 31, 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Merger Agreement and Subsequent Termination

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. (“Dotz”), a private Israeli-based company, and Intellisense (Israel) Ltd. (“Merger Sub”), an Israeli company and direct wholly owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub (“TA”) whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, the Company recognized a termination fee of $50,000 which has been paid and is recorded as other income during the year ended March 31, 2017. Upon execution of the TA, we delivered ownership of all the shares of the Merger Sub, via a Share Transfer Deed.

Results of Operations

Fiscal Year Ended March 31, 2017 to the Fiscal Year Ended March 31, 2016

Revenue

We have not earned any revenues and we did not earn any revenues in the fiscal year ended March 31, 2017 and 2016.

Expenses

Operating expenses for the years ended March 31, 2017 and 2016 were as follows:

	For the year ended March 31, 2017	For the year ended March 31, 2016

Professional fees:
Legal	$2,897	$34,977
Accounting and audit	26,178	23,779
	29,075	58,756
General & administrative	4,333	5,293
Total operating expenses	$33,408	$64,049

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees decreased by $29,681 from $58,756 for the year ended March 31, 2016 to $29,075 for the year ended March 31, 2017. The decrease is due mostly to a decline of $32,080 in legal fees for the year ended March 31, 2017, compared to the year ended March 31, 2016, when we incurred significant legal fees for the contemplated merger transaction with Dotz.

The decrease in legal fees was offset by accounting and audit fees which increased $2,399 in the current year ended March 31, 2017 to $26,178 compared to $23,779 for the year ended March 31, 2016. During the year ended March 31, 2017, we incurred accounting fees of $17,978 to Eventus and audit fees of $8,200 to our independent auditors, compared to accounting fees of $13,179 to Eventus, audit fees of $8,600 to our independent auditors and $2,000 of other outside accounting costs during the year ended March 31, 2016. The reason for the increase by Eventus was due to a full year of accounting services to the Company in the current year ended March 31, 2017. In the prior comparative period, Eventus was engaged in June 2015 to provide accounting and advisory services for audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. We pay customary fees for these services.

General and administrative expenses were mostly unchanged.

Liquidity and Capital Resources

At March 31, 2017, we had a cash balance of $2,660. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following March 31, 2017. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our financial statements report no revenues. Although we recorded net income of $13,818 for the year ended March 31, 2017, we still have accumulated deficit of $117,478 and have negative working capital of $44,330. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following March 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. The financial statements contained in this report do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing as may be required.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president and chief executive officer (who is the Company’s principal executive officer) and the Company’s chief financial officer, treasurer, and secretary (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the updated Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2017.

Management believes the weaknesses identified above have not had any material effect on our financial statements. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes as soon as practicable and as resources allow, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Remediation Plan

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended March 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Our executive officer’s and director’s and their respective ages as of March 31, 2017 are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed

Neil Reithinger	President, Treasurer, Secretary and Director	47	June 15, 2015

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Neil Reithinger. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC (“Eventus”), a private, CFO-services firm incorporated in Arizona that specializes in capital advisory and SEC compliance for publicly-traded and emerging growth companies, a firm he founded in 2009. He is also the President of Eventus Consulting, P.C., a registered CPA firm in Arizona, a firm he founded in 2012. He has also been Chief Financial Officer, Secretary and Treasurer of Orgenesis Inc. since August 2014. Mr. Reithinger earned a B.S. in Accounting from the University of Arizona and is a Certified Public Accountant. He is a Member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2017, our executive officers, directors and greater-than-ten percent stockholders did comply with Section 16(a) filing requirements.

Code of Ethics

We currently do not have a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the compensation of each named executive for the fiscal years ended March 31, 2017 and 2016 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen-sation ($)	Change in Pension Value and Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Neil Reithinger, President, Treasurer, and Director (1)	2017	-	-	-	-	-	-	-	-

Neil Reithinger, President, Treasurer, and Director (1)	2016	-	-	-	-	-	-	-	-

_________

1)	Mr. Reithinger was appointed President, Treasurer, Secretary and Director on June 15, 2015. Mr. Reithinger is the Founder and President of Eventus. Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, our sole officer and director. The Company pays customary fees for these services. During the year ended March 31, 2017, we incurred fees of $13,179 to Eventus.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding equity awards as of March 31, 2017 or through the date of filing of this prospectus.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

Directors are not compensated for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,529,680 shares of our common stock issued and outstanding as of March 31, 2017. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock

Common stock	Ihsan Falou (1)	1,300,000	51.4%
Common stock	Majid Khan (1)	698,000	27.6%
All directors and executive officers as a group		-	-%

___________

1)	Mr. Falou resigned as our President, Treasurer and Director and Mr. Khan resigned as our Secretary and Director on June 15, 2015. Their resignations were not as a result of any disagreements on any matter relating to our operations, policies or practices.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director, and is now the Company’s sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the years ended March 31, 2017 and 2016, the Company incurred fees of $17,978 and $13,179, respectively, to Eventus and has $3,066 in related party accounts payable on the accompanying balance sheet as of March 31, 2017. In addition, Eventus paid certain expenses of the Company and is owed $650 recorded as due to related party on the accompanying balance sheet as of March 31, 2017. The office space used by the Company is provided by Eventus at no charge.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by MaloneBailey LLP, independent registered public accounting firm, for the years ended March 31, 2017 and 2016:

Services	2017	2016

Audit fees	$8,700	$8,600
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$8,700	$8,600

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the Commission May 29, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed with the Commission May 29, 2013)
(10)	Material Contracts
10.1

Merger Agreement dated December 11, 2015 amongst Intellisense Solutions Inc., Intellisense (Israel) Ltd. And Dotz Nano Ltd. (incorporated by reference to Current Report on Form 8-K filed with the Commission December 17, 2015)

10.2*	Termination Agreement dated May 17, 2016 amongst Intellisense Solutions Inc., Intellisense (Israel) Ltd. And Dotz Nano Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLISENSE SOLUTIONS INC.

Date: June 29, 2017	By:	/s/ Neil Reithinger
Neil Reithinger
Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Neil Reithinger	Chief Executive Officer, Chief Financial Officer and Treasurer	Date: June 29, 2017
Neil Reithinger	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INTELLISENSE SOLUTIONS INC.

FINANCIAL STATEMENTS AS OF MARCH 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director and Stockholders

Intellisense Solutions Inc.

Scottsdale, Arizona

We have audited the accompanying balance sheets of Intellisense Solutions Inc. (the “Company”), as of March 31, 2017 and 2016 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 29, 2017

INTELLISENSE SOLUTIONS INC.

BALANCE SHEETS

	March 31, 2017	March 31, 2016

ASSETS

Current assets:
Cash and cash equivalents	$2,660	$8,124
Total assets	$2,660	$8,124

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$23,274	$41,326
Accounts payable to related party	3,066	1,861
Notes payable	20,000	20,000
Due to related party	650	3,085

Total current liabilities	46,990	66,272

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(117,478)	(131,296)
Total stockholders’ equity (deficit)	(44,330)	(58,148)
Total liabilities and stockholders' equity (deficit)	$2,660	$8,124

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2017	For the year ended March 31, 2016

OPERATING EXPENSES
Professional fees	$29,075	$58,756
General & administrative	4,333	5,293
Total operating expenses	33,408	64,049

OTHER INCOME (EXPENSE):
Other income	50,000	-
Interest expense	(2,774)	(261)
Total other expense	47,226	(261)

NET INCOME (LOSS)	$13,818	$(64,310)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.01	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended March 31, 2016 and 2017

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2015	2,529,680	2,529	70,619	(66,986)	6,162

Net loss	-	-	-	(64,310)	(64,310)

Balance at March 31, 2016	2,529,680	2,529	70,619	(131,296)	(58,148)

Net income	-	-	-	13,818	13,818

Balance at March 31, 2017	2,529,680	$2,529	$70,619	$(117,478)	$(44,330)

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2017	For the year ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,818	$(64,310)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilites	(18,052)	38,710
Accounts payable to related party	1,205	1,861
Due to related party	(2,435)	-
Net cash used in operating activities	(5,464)	(23,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	20,000
Net cash provided by financing activities	-	20,000

NET CHANGE IN CASH	(5,464)	(3,739)
CASH AT BEGINNING OF PERIOD	8,124	11,863
CASH AT END OF PERIOD	$2,660	$8,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH INVESTING AND FINANCIAL ACTIVITIES
Due to related party	$650	$3,085

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 and 2016

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Intellisense Solutions Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2013. The Company was initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sales of vegetarian food products over the Internet. However, the Company never achieved commercial sales or developed any significant operations and is pursuing acquiring or merging with an entity with significant operations in order to create a viable business model and value for our shareholders.

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. (“Dotz”), a private Israeli-based company, and Intellisense (Israel) Ltd. (“Merger Sub”), an Israeli company and direct wholly owned subsidiary of the Company. On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub whereby the contemplated transaction with Dotz was terminated (See Note 6).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.

Going Concern

As of March 31, 2017, the accompanying audited financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company recorded net income of $13,818 for the year ended March 31, 2017, the Company still has an accumulated deficit of $117,478 and negative working capital of $44,330. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following March 31, 2017. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2017 and 2016 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

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

Income Tax Provision

The Company uses the liability method of accounting for income taxes under the asset and liability method prescribed under ASC 740, Income Taxes (“ASC 740”). The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2017, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal tax examinations nor has it had any federal income tax penalties since its inception.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The Company had no potentially dilutive securities. Therefore, basic and dilutive net income (loss) per share were the same.

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – NOTES PAYABLE – SHORT-TERM

Notes payable – Short-term consisted of the following as of:

	March 31, 2017	March 31, 2016

Note payable, 12% interest per annum, due on August 8, 2016. Unsecured	$10,000	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. Unsecured	10,000	10,000
	$20,000	$20,000

During the year ended March 31, 2016, the Company borrowed $20,000 under promissory notes from two unaffiliated lenders (“Lenders”) to fund ongoing operational expenses. The notes are due immediately upon the Company’s receipt of any financing of $250,000 or more, or upon written demand by the Lenders, or not later than August 8, 2016 and August 27, 2016, respectively (the “Maturity Date”). As of March 31, 2017, these notes were in default and accruing interest at 15% per annum pursuant to the terms of the notes. The notes have not been paid and the Company has not negotiated any extension agreements with the Lenders as of June 29, 2017, the date of this filing.

NOTE 4 – RELATED PARTY

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director, and is now the Company’s sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the years ended March 31, 2017 and 2016, the Company incurred fees of $17,978 and $13,179, respectively, to Eventus and has $3,066 in related party accounts payable on the accompanying balance sheet as of March 31, 2017. In addition, Eventus paid certain expenses of the Company and is owed $650 recorded as due to related party on the accompanying balance sheet as of March 31, 2017. The office space used by the Company is provided by Eventus at no charge.

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

As of March 31, 2017, the Company has $39,943 in gross deferred tax assets resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the year ended March 31, 2017. As of March 31, 2017, the Company has federal net operating loss carry forwards of $117,478 available to offset future taxable income through 2031.

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

NOTE 6 – MERGER AGREEMENT WITH DOTZ NANO LTD. AND SUBSEQUENT TERMINATION AND CANCELLATION

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. (“Dotz”), a private Israeli-based company, and Intellisense (Israel) Ltd. (“Merger Sub”), an Israeli company and direct wholly-owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub (“TA”) whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, the Company recognized a termination fee of $50,000 which has been paid and is recorded as other income during the year ended March 31, 2017. Upon execution of the TA, we delivered ownership of all the shares of the Merger Sub, via a Share Transfer Deed.

NOTE 7 – SUBSEQUENT EVENTS

On May 18, 2017, the Company entered into a promissory note for $10,000. The promissory note accrues interest at 8% per annum and is due on May 18, 2018.

