Form 10-Q
period 2017-06-30
Intellisense Solutions Inc.
filed 2017-08-11
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 11, 2017, there were 2,529,680 shares of the registrant’s common stock outstanding.

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLISENSE SOLUTIONS INC.

BALANCE SHEETS

(unaudited)

	June 30, 2017	March 31, 2017

ASSETS

Current assets:
Cash and cash equivalents	$3,718	$2,660
Total assets	$3,718	$2,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$20,622	$23,274
Accounts payable to related party	5,716	3,066
Notes payable	30,000	20,000
Due to related party	-	650
Total current liabilities	56,338	46,990

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(125,768)	(117,478)
Total stockholders’ deficit	(52,620)	(44,330)
Total liabilities and stockholders' deficit	$3,718	$2,660

The accompanying footnotes are an integral part of these unaudited financial statements.

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016

OPERATING EXPENSES
Professional fees	$6,466	$10,608
General & administrative	982	1,070
Total operating expenses	7,448	11,678

OTHER INCOME/(EXPENSE):
Other income	-	50,000
Interest expense	(842)	(599)
Total other income	(842)	49,401

NET INCOME / (LOSS)	$(8,290)	$37,723

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680

The accompanying footnotes are an integral part of these unaudited financial statements.

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,290)	$37,723
Adjustments to reconcile net income (loss) to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	(25,000)
Accounts payable and accrued liabilites	(2,652)	(25,056)
Accounts payable to related party	2,000	7,478
Net cash used in operating activities	(8,942)	(4,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,000	-
Net cash provided by financing activities	10,000	-

NET CHANGE IN CASH	1,058	(4,855)
CASH AT BEGINNING OF PERIOD	2,660	8,124
CASH AT END OF PERIOD	$3,718	$3,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

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

Basis of Presentation

The unaudited interim financial statements contained in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2017, as filed on June 29, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The unaudited interim financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $8,290 for the three ended June 30, 2017 and has an accumulated deficit of $125,768 and a working capital deficit of $52,620. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company’s sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the three months ended June 30, 2017, the Company incurred fees of $5,066 to Eventus and has $5,716 in related party accounts payable on the accompanying balance sheet as of June 30, 2017. The office space used by the Company is provided by Eventus at no charge.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of:

	June 30, 2017	March 31, 2017

Note payable, 12% interest per annum, due on August 8, 2016. In default. Unsecured	$10,000	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. In default. Unsecured	10,000	10,000
Note payable, 8% interest per annum, due on August 18, 2018. Unsecured	10,000	-
	$30,000	$20,000

During the three months ended June 30, 2017, the Company borrowed $10,000 under a promissory note from an unaffiliated lender to further fund ongoing operational expenses. This note is due not later than August 18, 2018.

In 2015, the Company borrowed $20,000 under promissory notes from two unaffiliated lenders (“Lenders”) to fund ongoing operational expenses. These notes are due immediately upon the Company’s receipt of any financing of $250,000 or more, or upon written demand by the Lenders, or not later than August 8, 2016 and August 27, 2016, respectively (the “Maturity Date”). As of June 30, 2017, these notes were in default and accruing interest at 15% per annum pursuant to the terms of the notes. The notes have not been paid and the Company has not negotiated any extension agreements with the Lenders as of August 11, 2017, the date of this filing.

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

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of August 11, 2017, the date of this filing. There were no new equity transactions during the three months ended June 30, 2017.

We received our initial funding in March 2014 of $19,980 through the sale of common stock to our two former officers and directors, who purchased an aggregate of 1,998,000 shares at $0.01 per share. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets and we have had limited operating activities. In December 2015, we entered into a merger agreement with Dotz Nano Ltd. (“Dotz”), a private Israeli-based company. We never completed the merger and in May 2016, we entered into a termination agreement with Dotz, pursuant to which we recognized a termination fee of $50,000. This termination fee was recorded as other income during the fiscal year ended March 31, 2017.

Our financial statements from inception (March 22, 2013) through the period ended June 30, 2017 report no revenues and an accumulated deficit of $125,768. Our independent auditor issued an audit opinion for our Company for the fiscal year ended March 31, 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Revenue

We did not earn any revenues in the three months ended June 30, 2017 and 2016.

Expenses

Operating expenses for the three months ended June 30, 2017 and 2016 were as follows:

	For the three months ended June 30, 2017	For the three months ended June 30, 2016

Professional fees:
Legal	$-	$692
Accounting/audit	6,466	9,916
Total professional fees	6,466	10,608
General & administrative	982	1,070
Total operating expenses	$7,448	$11,678

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees decreased by $4,142 from $10,608 for the three months ended June 30, 2016 to $6,466 for the three months ended June 30, 2017. There were no legal fees incurred in the three months ended June 30, 2017, a decrease of $692, and a decline of $3,450 of accounting fees compared to the three months ended June 30, 2016.

During the three months ended June 30, 2017, we incurred accounting fees of $5,066 to Eventus and audit fees of $1,400 to our independent auditors. This is compared to accounting fees of $5,416 to Eventus and audit fees of $4,500 to our independent auditors during the three months ended June 30, 2016. The Company accrued its audit fees for the fiscal year ended March 31, 2017 whereas the prior fiscal year audit fees were recognized in the three months ended June 30, 2016. Accounting fees incurred by Eventus were generally unchanged for the comparable periods. We pay customary fees for Eventus services.

Our other income decreased by $50,000 during the period. Pursuant to that certain merger agreement with Dotz Nano Ltd. (“Dotz”) and Intellisense (Israel) Ltd. (“Merger Sub”), the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub (“TA”) whereby the contemplated transaction with Dotz was terminated, cancelled, annulled and of no further force. Under the terms of the TA, the Company recognized a termination fee of $50,000 which was recorded as other income during the three months ended June 30, 2016.

General and administrative expenses were generally unchanged for the comparable periods.

Liquidity and Capital Resources

At June 30, 2017, we had a cash balance of $3,718. During the three months ended June 30, 2017, we borrowed $10,000 under a promissory note from an unaffiliated lender to fund ongoing operational expenses. Despite this borrowing, we do not have sufficient cash resources to meet our plans in the twelve months following June 30, 2017. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our unaudited interim financial statements contained in this quarterly report show no revenues. We recorded a net loss of $8,290 for the three ended June 30, 2017 and we have an accumulated deficit of $125,768 and a working capital deficit of $52,620. During the three months ended June 30, 2017, we borrowed $10,000 under a promissory note from an unaffiliated lender to fund ongoing operational expenses. Despite this borrowing, we do not have sufficient cash resources to meet our plans in the twelve months following June 30, 2017. These factors raise substantial doubt about our ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. The unaudited interim financial statements contained in this quarterly report do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and ultimately to attain profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(i)	lack of a functioning audit committee;
(ii)	inadequate segregation of duties consistent with control objectives; and
(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
10.1

Merger Agreement dated December 11, 2015 amongst Intellisense Solutions Inc., Intellisense (Israel) Ltd. And Dotz Nano Ltd. (incorporated by reference to Current Report on Form 8-K filed with the Commission December 17, 2015)

10.2

Termination Agreement dated May 17, 2016 amongst Intellisense Solutions Inc., Intellisense (Israel) Ltd. And Dotz Nano Ltd. (incorporated by reference to Current Report on Form 10-K filed on June 29, 2017)

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

______________

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

INTELLISENSE SOLUTIONS INC.

Date: August 11, 2017	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

