Form 10-Q
period 2017-09-30
Intellisense Solutions Inc.
filed 2017-11-13
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-188920

INTELLISENSE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4257143
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14201 N. Hayden Road, Suite A-1 Scottsdale, AZ	85260
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 13, 2017, there were 2,529,680 shares of the registrant’s common stock outstanding.

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLISENSE SOLUTIONS INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,559	$2,660
Total assets	$6,559	$2,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$21,620	$23,274
Accounts payable to related party	2,371	3,066
Notes payable	41,000	20,000
Due to related party	-	650
Total current liabilities	64,991	46,990

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(131,580)	(117,478)
Total stockholders’ deficit	(58,432)	(44,330)
Total liabilities and stockholders' deficit	$6,559	$2,660

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTELLISENSE SOLUTIONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

OPERATING EXPENSES
Professional fees	$3,771	$7,235	$10,238	$17,843
General & administrative	878	816	1,859	1,886
Total operating expenses	4,649	8,051	12,097	19,729

OTHER INCOME/(EXPENSE):
Other income	-	-	-	50,000
Interest expense	(1,163)	(677)	(2,005)	(1,276)
Total other income	(1,163)	(677)	(2,005)	48,724

NET INCOME / (LOSS)	$(5,812)	$(8,728)	$(14,102)	$28,995

BASIC AND DILUTED NET INCOME / (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$0.01

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680	2,529,680	2,529,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTELLISENSE SOLUTIONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months ended September 30, 2017	For the Six months ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,102)	$28,995
Adjustments to reconcile net income (loss) to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	-	-
Accounts payable and accrued liabilites	(1,654)	(24,197)
Accounts payable to related party	(1,345)	(1,731)
Due to related party	-	(3,085)
Net cash used in operating activities	(17,101)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	21,000	-
Net cash provided by financing activities	21,000	-

NET CHANGE IN CASH	3,899	(18)
CASH AT BEGINNING OF PERIOD	2,660	8,124
CASH AT END OF PERIOD	$6,559	$8,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Basis of Presentation

The unaudited interim financial statements contained in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2017, as filed on June 29, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $14,102 for the six months ended September 30, 2017 and has an accumulated deficit of $131,580 and a working capital deficit of $58,432 as of September 30, 2017. Presently, the Company does not have sufficient cash resources to meet its plans through the balance if its fiscal year ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company has financed its activities from loans and the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. The unaudited interim condensed financial statements contained in this quarterly report do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company’s sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the three and six months ended September 30, 2017, the Company incurred fees of $2,371 and $7,438, respectively, to Eventus and has $2,371 in related party accounts payable on the accompanying balance sheet as of September 30, 2017. The office space used by the Company is provided by Eventus at no charge.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of:

	September 30, 2017	March 31, 2017

Note payable, 12% interest per annum, due on August 8, 2016. Note is in default and unsecured.	$10,000	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. Note is in default and unsecured.	10,000	10,000
Note payable, 8% interest per annum, due on May 18, 2018. Note is unsecured.	10,000	-
Note payable, 8% interest per annum, due on June 30, 2018. Note is unsecured.	11,000	-
	$41,000	$20,000

During the six months ended September 30, 2017, the Company borrowed $21,000 under promissory notes from an unaffiliated lender, under terms set forth in the table above. Proceeds from the borrowings are to further fund ongoing operational expenses.

In 2015, the Company borrowed $20,000 under promissory notes from two unaffiliated lenders (“Lenders”) to fund ongoing operational expenses. These notes are due immediately upon the Company’s receipt of any financing of $250,000 or more, or upon written demand by the Lenders, or not later than August 8, 2016 and August 27, 2016, respectively (the “Maturity Date”). As of September 30, 2017, these notes were in default and accruing interest at 15% per annum pursuant to the terms of the notes. The notes have not been paid and the Company has not negotiated any extension agreements with the Lenders as of November 10, 2017, the date of this filing.

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

Management has included projections and estimates in the unaudited interim condensed financial statements contained in this quarterly report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of November 10, 2017, the date of this filing. There were no new equity transactions during the six months ended September 30, 2017.

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

Our financial statements from inception (March 22, 2013) through the period ended September 30, 2017 report no revenues and an accumulated deficit of $58,432. Our independent accountant issued an audit opinion for our Company for the fiscal year ended March 31, 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Revenue

We did not earn any revenues in the three months ended September 30, 2017 and 2016.

Expenses

Operating expenses for the three months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016

Professional fees:
Legal	$-	$2,205
Accounting/audit	3,771	5,030
Total professional fees	3,771	7,235
General & administrative	878	816
Total operating expenses	$4,649	$8,051

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees decreased by $3,464 from $7,235 for the three months ended September 30, 2016 to $3,771 for the three months ended September 30, 2017. There were no legal fees incurred in the three months ended September 30, 2017 representing a decrease of $2,205 from the three months ended September 30, 2016. The balance of the decrease was reduced accounting fees to Eventus compared to the three months ended September 30, 2016.

During the three months ended September 30, 2017, we incurred accounting fees of $2,371 to Eventus and audit fees of $1,400 to our independent accountants. This is compared to accounting fees of $3,430 to Eventus and audit fees of $1,600 to our independent accountants during the three months ended September 30, 2016. We pay customary fees for Eventus services.

General and administrative expenses were generally unchanged for the comparable periods.

Comparison of the Six Months Ended September 30, 2017 to the Six Months Ended September 30, 2016

Revenue

We did not earn any revenues in the six months ended September 30, 2017 and 2016.

Expenses

Operating expenses for the six months ended September 30, 2017 and 2016 were as follows:

	For the Six Months Ended September 30, 2017	For the Six Months Ended September 30, 2016

Professional fees:
Legal	$-	$2,897
Accounting/audit	10,238	14,946
Total professional fees	10,238	17,843
General & administrative	1,859	1,886
Total operating expenses	$12,097	$19,729

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees decreased by $7,606 from $17,843 for the six months ended September 30, 2016 to $10,238 for the six months ended September 30, 2017. There were no legal fees incurred in the six months ended September 30, 2017 representing a decrease of $2,897 from the six months ended September 30, 2016. The balance of the decrease was reduced accounting fees to Eventus offset by a $500 increase in audit fees compared to the six months ended September 30, 2016.

During the six months ended September 30, 2017, we incurred accounting fees of $7,438 to Eventus and audit fees of $2,800 to our independent accountants. This is compared to accounting fees of $12,646 to Eventus and audit fees of $2,300 to our independent accountants during the six months ended September 30, 2016. We pay customary fees for Eventus services.

Other income, as show on the accompanying statements of operations was $50,000 during the six months ended September 30, 2016. This was pursuant to a Termination Agreement with Dotz (“TA”), as discussed above, whereby the contemplated merger transaction with Dotz was terminated, cancelled and annulled. Under the terms of the TA, we recognized a termination fee of $50,000.

General and administrative expenses were generally unchanged for the comparable periods.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $6,559. During the six months ended September 30, 2017, we borrowed $21,000 under two promissory notes from an unaffiliated lender to fund ongoing operational expenses. Despite these borrowings, we do not have sufficient cash resources to meet our plans in the twelve months following September 30, 2017. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $14,102 for the six months ended September 30, 2017 and we have an accumulated deficit of $131,580 and a working capital deficit of $58,432 as of September 30, 2017. Presently, we do not have sufficient cash resources to meet our plans through the balance of fiscal year ended March 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Since inception, we have financed our activities from loans and the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The unaudited interim condensed financial statements contained in this quarterly report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

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

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our unaudited interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

INTELLISENSE SOLUTIONS INC.

Date: November 13, 2017	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

