Form 10-Q
period 2017-12-31
Intellisense Solutions Inc.
filed 2018-02-08
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

As of February 7, 2018, there were 2,529,680 shares of the registrant’s common stock outstanding.

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLISENSE SOLUTIONS INC.
BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,712	$2,660
Total assets	$2,712	$2,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$19,862	$23,274
Accounts payable to related party	4,591	3,066
Notes payable	41,000	20,000
Due to related party	-	650
Total current liabilities	65,453	46,990

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(135,889)	(117,478)
Total stockholders’ deficit	(62,741)	(44,330)
Total liabilities and stockholders' deficit	$2,712	$2,660

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTELLISENSE SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

OPERATING EXPENSES
Professional fees	$2,262	$4,286	$12,500	$22,129
General & administrative	867	818	2,726	2,704
Total operating expenses	3,129	5,104	15,226	24,833

OTHER INCOME/(EXPENSE):
Other income	-	-	-	50,000
Interest expense	(1,180)	(1,019)	(3,185)	(2,296)
Total other income	(1,180)	(1,019)	(3,185)	47,704

NET INCOME / (LOSS)	$(4,309)	$(6,123)	$(18,411)	$22,871

BASIC AND DILUTED NET INCOME / (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$0.01

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680	2,529,680	2,529,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTELLISENSE SOLUTIONS INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine months ended December 31, 2017	For the Nine months ended December 31 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,411)	$22,871
Adjustments to reconcile net income (loss) to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	-	-
Accounts payable and accrued liabilites	(3,412)	(23,177)
Accounts payable to related party	875	(1,240)
Due to related party	-	(3,085)
Net cash used in operating activities	(20,948)	(4,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	21,000	-
Net cash provided by financing activities	21,000	-

NET CHANGE IN CASH	52	(4,631)
CASH AT BEGINNING OF PERIOD	2,660	8,124
CASH AT END OF PERIOD	$2,712	$3,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $18,411 for the nine months ended December 31, 2017 and has an accumulated deficit of $135,889 and a working capital deficit of $62,741 as of December 31, 2017. Presently, the Company does not have sufficient cash resources to meet its plans through the balance if its fiscal year ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company’s sole director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. The Company pays customary fees for these services. During the three and nine months ended December 31, 2017, the Company incurred fees of $2,220 and $9,658, respectively, to Eventus and has $4,591 in related party accounts payable on the accompanying balance sheet as of December 31, 2017. The office space used by the Company is provided by Eventus at no charge.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of:

	December 31, 2017	March 31, 2017

Note payable, 12% interest per annum, due on August 8, 2016. Note is in default and unsecured.	$10,000	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. Note is in default and unsecured.	10,000	10,000
Note payable, 8% interest per annum, due on May 18, 2018. Note is unsecured.	10,000	-
Note payable, 8% interest per annum, due on June 30, 2018. Note is unsecured.	11,000	-
	$41,000	$20,000

During the nine months ended December 31, 2017, the Company borrowed $21,000 under promissory notes from an unaffiliated lender, under terms set forth in the table above. Proceeds from the borrowings are to further fund ongoing operational expenses.

In 2015, the Company borrowed $20,000 under promissory notes from two unaffiliated lenders (“Lenders”) to fund ongoing operational expenses. These notes are due immediately upon the Company’s receipt of any financing of $250,000 or more, or upon written demand by the Lenders, or not later than August 8, 2016 and August 27, 2016, respectively (the “Maturity Date”). As of December 31, 2017, these notes were in default and accruing interest at 15% per annum pursuant to the terms of the notes. The notes have not been paid and the Company has not negotiated any extension agreements with the Lenders as of November 10, 2017, the date of this filing.

NOTE 5 – SUBSEQUENT EVENTS

On January 10, 2018, we received a promissory note from Mediapark Investments Limited in the amount of $10,000. This note is due and payable in full on July 10, 2018 and it accrues interest at a rate of 12% per annum.

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

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of February 7, 2018, the date of this filing. There were no new equity transactions during the nine months ended December 31, 2017.

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

Our financial statements from inception (March 22, 2013) through the period ended December 31, 2017 report no revenues and an accumulated deficit of $135,889. Our independent accountant issued an audit opinion for our Company for the fiscal year ended March 31, 2017 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Three Months Ended December 31, 2017 to the Three Months Ended December 31, 2016

Revenue

We did not earn any revenues in the three months ended December 31, 2017 and 2016.

Expenses

Operating expenses for the three months ended December 31, 2017 and 2016 were as follows:

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016

Professional fees:
Legal	$-	$-
Accounting/audit	2,262	4,286
Total professional fees	2,262	4,286
General & administrative	867	818
Total operating expenses	$3,129	$5,104

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees decreased by $2,024 from $4,286 for the three months ended December 31, 2016 to $2,262 for the three months ended December 31, 2017. There were no legal fees incurred in the three months ended December 31, 2017 representing a decrease of $0 from the three months ended December 31, 2016. The balance of the decrease was reduced accounting fees to Eventus compared to the three months ended December 31, 2016.

During the three months ended December 31, 2017, we incurred accounting fees of $2,220 to Eventus and audit fees of $42 to our independent accountants. This is compared to accounting fees of $4,286 to Eventus and audit fees of $0 to our independent accountants during the three months ended December 31, 2016. We pay customary fees for Eventus services.

General and administrative expenses were generally unchanged for the comparable periods.

Comparison of the Nine Months Ended December 31, 2017 to the Nine Months Ended December 31, 2016

Revenue

We did not earn any revenues in the nine months ended December 31, 2017 and 2016.

Expenses

Operating expenses for the nine months ended December 31, 2017 and 2016 were as follows:

	For the Nine Months Ended December 31, 2017	For the Nine Months Ended December 31, 2016

Professional fees:
Legal	$-	$2,897
Accounting/audit	12,500	19,232
Total professional fees	12,500	22,129
General & administrative	2,726	2,704
Total operating expenses	$15,226	$24,833

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees decreased by $9,629 from $22,129 for the nine months ended December 31, 2016 to $12,500 for the nine months ended December 31, 2017. There were no legal fees incurred in the nine months ended December 31, 2017 representing a decrease of $2,897 from the nine months ended December 31, 2016. The balance of the decrease was reduced accounting fees to Eventus, offset by a $500 increase in audit fees compared to the nine months ended December 31, 2016.

During the nine months ended December 31, 2017, we incurred accounting fees of $9,700 to Eventus and audit fees of $2,800 to our independent accountants. This is compared to accounting fees of $16,932 to Eventus and audit fees of $2,300 to our independent accountants during the nine months ended December 31, 2016. We pay customary fees for Eventus services.

Other income, as show on the accompanying statements of operations was $50,000 during the nine months ended December 31, 2016. This was pursuant to a Termination Agreement with Dotz (“TA”), as discussed above, whereby the contemplated merger transaction with Dotz was terminated, cancelled and annulled. Under the terms of the TA, we recognized a termination fee of $50,000.

General and administrative expenses were generally unchanged for the comparable periods.

Liquidity and Capital Resources

As of December 31, 2017, we had a cash balance of $2,712. During the nine months ended December 31, 2017, we borrowed $21,000 under two promissory notes from an unaffiliated lender to fund ongoing operational expenses. Despite these borrowings, we do not have sufficient cash resources to meet our plans in the twelve months following December 31, 2017. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $18,411 for the nine months ended December 31, 2017 and we have an accumulated deficit of $135,889 and a working capital deficit of $62,741 as of December 31, 2017. Presently, we do not have sufficient cash resources to meet our plans through the balance of fiscal year ended March 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Since inception, we have financed our activities from loans and the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The unaudited interim condensed financial statements contained in this quarterly report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.3*	Promissory Note Agreement dated February 11, 2016 with First Capital AG
10.4*	Promissory Note Agreement dated February 29, 2016 with Fountain Drive Limited
10.5*	Promissory Note Agreement dated May 18, 2017 with Trius Holdings Limited
10.6*	Assignment and Assumption of Debt Agreement dated March 30, 2017 with Fountain Drive Limited and Sukh Athwal
10.7*	Promissory Note Agreement dated June 30, 2017 with Trius Holdings Limited
10.8*	Promissory Note Agreement dated July 6, 2017 with Trius Holdings Limited
10.9*	Promissory Note Agreement dated January 10, 2018 with Mediapark Investments Limited
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Filed herewith.

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

INTELLISENSE SOLUTIONS INC.

Date: February 7, 2018	By:	/s/ Neil Reithinger
Neil Reithinger
President, Treasurer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

