Form 10-K
period 2018-03-31
Intellisense Solutions Inc.
filed 2018-07-05
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,529,680 shares of common stock as of July 5, 2018.

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

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of July 5, 2018, the date of this filing. There were no new equity transactions during the year ended March 31, 2018.

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

Our financial statements from inception (March 22, 2013) through the fiscal year ended March 31, 2018 report no revenues and an accumulated deficit of $145,453. Our independent auditor issued an audit opinion for our Company for the year ended March 31, 2018 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Merger Agreement and Subsequent Termination

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. (“Dotz”), a private Israeli-based company, and Intellisense (Israel) Ltd. (“Merger Sub”), an Israeli company and direct wholly owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub (“TA”) whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, the Company recognized a termination fee of $50,000 which has been paid and was recorded as other income during the year ended March 31, 2017. Upon execution of the TA, we delivered ownership of all the shares of the Merger Sub, via a Share Transfer Deed.

Employees

As of March 31, 2018, we had no full-time employee and no part-time employees.

Subsidiaries

As of March 31, 2018, we had no subsidiaries.

Intellectual Property

We currently have no intellectual property.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s principal corporate offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260. These offices are also the offices of Neil Reithinger, a director and officer of the Company, who is also the Founder and President of Eventus. We do not pay Eventus or any of his affiliated entities rent for the use of his offices.

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

Holders of Common Stock

As of July 5, 2018, there were 41 shareholders of record of our common stock. As of such date, 2,529,680 shares were issued and outstanding.

Registration Rights

There are no registration rights as of March 31, 2018.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended March 31, 2018, there were no sales of unregistered securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans as of March 31, 2018.

Issuer Purchases of Equity Securities

During the year ended March 31, 2018, we did not purchase any of our equity securities.

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

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of July 5, 2018, the date of this filing. There were no new equity transactions during the year ended March 31, 2018.

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

Our financial statements from inception (March 22, 2013) through the fiscal year ended March 31, 2018 report no revenues and an accumulated deficit of $142,653. Our independent auditor issued an audit opinion for our Company for the year ended March 31, 2018 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Merger Agreement and Subsequent Termination

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. (“Dotz”), a private Israeli-based company, and Intellisense (Israel) Ltd. (“Merger Sub”), an Israeli company and direct wholly owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, the Company entered into a Termination Agreement with Dotz and Merger Sub (“TA”) whereby the contemplated transaction with Dotz shall be terminated, cancelled, annulled and of no further force. Pursuant to the terms of the TA, the Company recognized a termination fee of $50,000 which has been paid and was recorded as other income during the year ended March 31, 2017. Upon execution of the TA, we delivered ownership of all the shares of the Merger Sub, via a Share Transfer Deed.

Results of Operations

Fiscal Year Ended March 31, 2018 to the Fiscal Year Ended March 31, 2017

Revenue

We have not earned any revenues and we did not earn any revenues in the fiscal year ended March 31, 2018 and 2017.

Expenses

Operating expenses for the years ended March 31, 2018 and 2017 were as follows:

	For the year ended March 31, 2018	For the year ended March 31, 2017

Professional fees:
Legal	$-	$2,897
Accounting and audit	19,709	26,178
	19,709	29,075
General & administrative	3,664	4,333
Total operating expenses	$23,373	$33,408

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees decreased by $9,366 from $29,075 for the year ended March 31, 2017 to $19,709 for the year ended March 31, 2018. The decrease is primarily due to a decline of $2,897 in legal fees for the year ended March 31, 2018, compared to the year ended March 31, 2017.

During the year ended March 31, 2018, we incurred accounting fees of $11,009 to Eventus and audit fees of $8,700 to our independent auditors, compared to accounting fees of $13,179 to Eventus, audit fees of $8,700 to our independent auditors. Eventus is owned by Mr. Reithinger, an officer and director of the Company.

General and administrative expenses decreased by $669 mainly due to the business license filings completed during year ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, we had a cash balance of $10,153. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following March 31, 2018. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our financial statements report no revenues. We had a net loss of $27,975 for the year ended March 31, 2018. As of that date, we also had an accumulated deficit of $145,453, and have negative working capital of $72,305. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following March 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. The financial statements contained in this report do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing as may be required.

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

Management’s Report on Internal Control over Financial Reporting

As of March 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the updated Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls that are considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(i)	lack of a functioning audit committee;

(ii)	inadequate segregation of duties consistent with control objectives; and

(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended March 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

Our executive officer’s and director’s and their respective ages as of March 31, 2018 are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed

Neil Reithinger	President, Treasurer and Director	48	June 15, 2015

Eyal Ben-Ami	Director	41	May 16, 2018

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

Eyal Ben-Ami. Mr. Ben-Ami serves on the board of directors of various companies. Since January 19, 2018, he has served as a director of Virtual Crypto Technologies Inc. From 2008 to the present, Mr. Ben-Ami has served as the Director of Employee Benefits at the IDB Bank of Israel, founded in 1935 and one of Israel’s three largest banks. IDB Bank has more than 260 branches, a staff of approximately 5,700, assets of approximately US$50 billion and international operations with branches in Israel and the United States. From 1993 through 2007, Mr. Ben-Ami was a professional soccer player and a member of Hapoel Tel-Aviv FC, a professional Israeli soccer team, and a member of Israel’s National Soccer Team. Mr. Ben Ami earned his BA in business management from the Israel academic center on November 2011.

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

Potential Conflicts of Interest

Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, an officer and director of the Company.

Director Independence

Our board of directors is currently composed of two members, one of which who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management. Based on these independence definitions, Mr. Reithinger does not qualify as an independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2018, our executive officers, directors and greater-than-ten percent stockholders did comply with Section 16(a) filing requirements.

Code of Ethics

We currently do not have a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the compensation of each named executive for the fiscal years ended March 31, 2018 and 2017 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Neil Reithinger, President, Treasurer, and Director (1)	2018	-	-	-	-	-	-	-	-

Neil Reithinger, President, Treasurer, and Director (1)	2017	-	-	-	-	-	-	-	-

_________

1) Mr. Reithinger was appointed President, Treasurer, Secretary and Director on June 15, 2015. Mr. Reithinger is the Founder and President of Eventus. Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Eventus is owned by Mr. Reithinger, an officer and director of the Company. The Company pays customary fees for these services. During the year ended March 31, 2018, we incurred fees of $10,967 due to Eventus.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding equity awards as of March 31, 2018 or through the date of filing of this prospectus.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,529,680 shares of our common stock issued and outstanding as of March 31, 2018. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. During the years ended March 31, 2018 and 2017, the Company incurred fees of $10,967 and $17,978, respectively, to Eventus and has $3,530 in related party accounts payable on the accompanying balance sheet as of March 31, 2018. The office space used by the Company is provided by Eventus at no charge.

On June 6, 2018, the Company entered into promissory notes with four investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd and Yaad Consulting & Management Services (1995) Ltd, for $15,000 each, totaling $60,000. The notes accrue interest at a rate of 8% per annum and are each due on December 5, 2018. As part of entering into such notes, on May 16, 2018, Neil Reithinger resigned as the Company’s Secretary. As of such date, he remained as the Company’s President, Treasurer and as a director. On that same date, the Company appointed Eyal Ben Ami to the Board of Directors and Oded Gilboa as Secretary. Each of these individuals was identified by the note holders. Mr. Ben Ami and Mr. Reithinger are now the Company’s only two directors. Mr. Gilboa also was granted signature rights to the Company’s bank accounts. These note holders are considered to be related parties due to their influence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by MaloneBailey LLP, independent registered public accounting firm, for the years ended March 31, 2018 and 2017:

Services	2018	2017

Audit fees	$9,700	$8,700
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$9,700	$8,700

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the Commission May 29, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed with the Commission May 29, 2013)
(10)	Material Contracts
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

10.3	Promissory Note Agreement dated February 11, 2016 with First Capital AG (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.4	Promissory Note Agreement dated February 29, 2016 with Fountain Drive Limited (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.5	Promissory Note Agreement dated May 18, 2017 with Trius Holdings Limited (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.6	Assignment and Assumption of Debt Agreement dated March 30, 2017 with Fountain Drive Limited and Sukh Athwal (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.7	Promissory Note Agreement dated June 30, 2017 with Trius Holdings Limited (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.8	Promissory Note Agreement dated July 6, 2017 with Trius Holdings Limited (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.9	Promissory Note Agreement dated January 10, 2018 with Mediapark Investments Limited (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Filed herewith.

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
Neil Reithinger
Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: July 5, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Neil Reithinger
Neil Reithinger	Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	Date: July 5, 2018

INTELLISENSE SOLUTIONS INC.

FINANCIAL STATEMENTS AS OF MARCH 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Intellisense Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intellisense Solutions, Inc. (the “Company”) as of March 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

July 5, 2018

INTELLISENSE SOLUTIONS INC.

BALANCE SHEETS

	March 31, 2018	March 31, 2017

ASSETS

Current assets:
Cash and cash equivalents	$10,153	$2,660
Total assets	$10,153	$2,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$27,928	$23,274
Accounts payable to related party	3,530	3,066
Notes payable	51,000	20,000
Due to related party	-	650

Total current liabilities	82,458	46,990

Stockholders’ deficit
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(145,453)	(117,478)
Total stockholders’ deficit	(72,305)	(44,330)
Total liabilities and stockholders’ deficit	$10,153	$2,660

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2018	For the year ended March 31, 2017

OPERATING EXPENSES
Professional fees	$19,709	$29,075
General & administrative	3,664	4,333
Total operating expenses	23,373	33,408

OTHER INCOME (EXPENSE):
Other income	-	50,000
Interest expense	(4,602)	(2,774)
Total other expense	(4,602)	47,226

NET INCOME (LOSS)	$(27,975)	$13,818

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$0.01

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2017 and 2018

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2016	2,529,680	2,529	70,619	(131,296)	(58,148)

Net income	-	-	-	13,818	13,818
Balance at March 31, 2017	2,529,680	2,529	70,619	(117,478)	(44,330)

Net loss	-	-	-	(27,975)	(27,975)
Balance at March 31, 2018	2,529,680	$2,529	$70,619	$(145,453)	$(72,305)

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2018	For the year ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,975)	$13,818
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilites	4,654	(18,052)
Accounts payable to related party	464	1,205
Due to related party	(650)	(2,435)
Net cash used in operating activities	(23,507)	(5,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	31,000	-
Net cash provided by financing activities	31,000	-

NET CHANGE IN CASH	7,493	(5,464)
CASH AT BEGINNING OF PERIOD	2,660	8,124
CASH AT END OF PERIOD	$10,153	$2,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH INVESTING AND FINANCIAL ACTIVITIES
Due to related party	$-	$650

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

NOTE 2 – GOING CONCERN AND MANAGMENT’S PLAN

As of March 31, 2018, the accompanying audited financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $145,453 and negative working capital of $72,305. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following March 31, 2018. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2018 and 2017 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2018, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal tax examinations, nor has it had any federal income tax penalties since its inception.

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

NOTE 4 – NOTES PAYABLE

Notes payable – Short-term consisted of the following as of:

	March 31, 2018	March 31, 2017

Note payable, 12% interest per annum, due on August 8, 2016. Note is in default and unsecured.	$10,000	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. Note is in default and unsecured.	10,000	10,000
Note payable, 8% interest per annum, due on May 18, 2018. Note is unsecured	10,000	-
Note payable, 8% interest per annum, due on June 30, 2018. Note is unsecured.	11,000	-
Note payable, 12% interest per annum, due on July 10, 2018. Note is unsecured.	10,000
	$51,000	$20,000

During the year ended March 31, 2018, the Company borrowed $31,000 under promissory notes from an unaffiliated lender, under terms set forth in the table above. Proceeds from the borrowings are to further fund ongoing operational expenses.

In 2015, the Company borrowed $20,000 under promissory notes from two unaffiliated lenders (“Lenders”) to fund ongoing operational expenses. These notes are due immediately upon the Company’s receipt of any financing of $250,000 or more, or upon written demand by the Lenders, or not later than August 8, 2016 and August 27, 2016, respectively (the “Maturity Date”). As of March 31, 2018, these notes were in default and accruing interest at 15% per annum pursuant to the terms of the notes. As of March 31, 2018, the notes have not been paid. On June 26, 2018, the Company paid off one of the existing defaulted notes for $10,000, including accrued interest of $3,321.

NOTE 5 – RELATED PARTY TRANSACTIONS

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. During the years ended March 31, 2018 and 2017, the Company incurred fees of $10,967 and $17,978 due to Eventus, respectively and has $3,530 and $3,066 in related party accounts payable on the accompanying balance sheets as of March 31, 2018 and 2017, respectively. In addition, Eventus paid certain expenses of the Company and was owed $650 recorded as due to related party on the accompanying balance sheet as of March 31, 2017. The office space used by the Company is provided by Eventus at no charge.

NOTE 6 – INCOME TAXES

The Company provides for income taxes under ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. Effective December 21, 2017, the corporate income tax rate decreased from 35% to 21% effective for tax years beginning after December 31, 2017, and those are rate changes are recognized in the Company’s gross deferred tax assets.

As of March 31, 2018, the Company has $30,545 in gross deferred tax assets resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the year ended March 31, 2018. As of March 31, 2018, the Company has federal net operating loss carry forwards of $145,453 available to offset future taxable income through 2031.

As of March 31, 2017, the Company has $39,943 in gross deferred tax assets resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the year ended March 31, 2017.

NOTE 7 – MERGER AGREEMENT WITH DOTZ NANO LTD. AND SUBSEQUENT TERMINATION AND CANCELLATION

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

NOTE 8 – SUBSEQUENT EVENTS

On June 6, 2018, the Company entered into promissory notes with four investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd and Yaad Consulting & Management Services (1995) Ltd, for $15,000 each, totaling $60,000. The notes accrue interest at a rate of 8% per annum and are each due on December 5, 2018. As part of entering into such notes, on May 16, 2018, Neil Reithinger resigned as the Company’s Secretary. As of such date, he remained as the Company’s President, Treasurer and as a director. On that same date, the Company appointed Eyal Ben Ami to the Board of Directors and Oded Gilboa as Secretary. Each of these individuals was identified by the note holders. Mr. Ben Ami and Mr. Reithinger are now the Company’s only two directors. Mr. Gilboa also was granted signature rights to the Company’s bank accounts. These note holders are considered to be related parties due to their influence. On June 26, 2018, the Company paid off one of the existing defaulted notes for $10,000, including accrued interest of $3,321.

On May 15, 2018, the Company entered into a first amendment to the convertible promissory note agreement with Trius Holdings Limited. This agreement will become due and payable in whole on or before May 17, 2019.

