Form 10-Q
period 2018-06-30
Intellisense Solutions Inc.
filed 2018-08-13
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

or

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 13, 2018, there were 2,529,680 shares of the registrant’s common stock outstanding.

1

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLISENSE SOLUTIONS, INC.
BALANCE SHEETS
(Unaudited)

	June 30, 2018	March 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$50,236	$10,153
Total assets	$50,236	$10,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$24,986	$27,928
Accounts payable to related party	6,239	3,530
Notes payable	41,000	51,000
Notes payable to related parties	60,000	—
Total current liabilities	132,225	82,458

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(155,137)	(145,453)
Total stockholders’ deficit	(81,989)	(72,305)
Total liabilities and stockholders' deficit	$50,236	$10,153

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017

OPERATING EXPENSES
Professional fees	$8,109	$6,466
General & administrative	296	982
Total operating expenses	8,405	7,448

OTHER INCOME (EXPENSE):
Interest expense	(1,279)	(842)
Total other expense	(1,279)	(842)

NET LOSS	$(9,684)	$(8,290)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,684)	$(8,290)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilites	(2,942)	(2,652)
Accounts payable to related party	2,709	2,000
Net cash used in operating activities	(9,917)	(8,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(10,000)	—
Proceeds from notes payable to related parties	60,000	—
Proceeds from notes payable	—	10,000
Net cash provided by financing activities	50,000	10,000

NET CHANGE IN CASH	40,083	1,058
CASH AT BEGINNING OF PERIOD	10,153	2,660
CASH AT END OF PERIOD	$50,236	$3,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$3,321	$—
Income taxes	$3,321	$—

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Intellisense Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2013. We were initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sales of vegetarian food products over the Internet. However, we never achieved commercial sales or developed any significant operations. We currently are pursuing acquiring or merging with an entity with significant operations in order to create a viable business model and value for our shareholders.

Basis of Presentation

The unaudited interim financial statements contained in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2018, as filed on July 5, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $9,684 for the three months ended June 30, 2018 and has an accumulated deficit of $155,137 and a working capital deficit of $81,989 as of June 30, 2018. Presently, the Company does not have sufficient cash resources to meet its plans through the balance of its fiscal year ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. During the quarters ended June 30, 2018 and 2017, the Company incurred fees of $2,709 and $5,066 due to Eventus, respectively. The office space used by the Company is provided by Eventus at no charge.

On May 16, 2018, as part of entering into certain promissory notes with four related party investors (See Note 4), Mr. Reithinger resigned as the Company’s Secretary. As of such date, he remained as the Company’s President, Treasurer and as a director. On that same date, the Company appointed Eyal Ben Ami to the Board of Directors and Oded Gilboa as Secretary. Each of these individuals was identified by the note holders. Mr. Ben Ami and Mr. Reithinger are now the Company’s only two directors. Mr. Gilboa also was granted signature rights to the Company’s bank accounts. These note holders are considered to be related parties due to their influence.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of:

	June 30, 2018	March 31, 2018

Note payable, 12% interest per annum, due on August 8, 2016. Note is in default and unsecured.	$10,000	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. Note is in default and unsecured.	10,000	10,000
Note payable, 8% interest per annum, due on May 18, 2018. Note is unsecured	10,000	10,000
Note payable, 8% interest per annum, due on June 30, 2018. Note is unsecured.	11,000	11,000
Note payable, 12% interest per annum, due on July 10, 2018. Note is unsecured.	—	10,000
Note payable to related party, 8% interest per annum, due on December 5, 2018	15,000	—
Note payable to related party, 8% interest per annum, due on December 5, 2018	15,000	—
Note payable to related party, 8% interest per annum, due on December 5, 2018	15,000	—
Note payable to related party, 8% interest per annum, due on December 5, 2018	15,000
	$101,000	$51,000

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

In 2015, the Company borrowed $20,000 under promissory notes from two unaffiliated lenders (“Lenders”) to fund ongoing operational expenses. These notes are due immediately upon the Company’s receipt of any financing of $250,000 or more, or upon written demand by the Lenders, or not later than August 8, 2016 and August 27, 2016, respectively (the “Maturity Date”). As of June 30, 2018, these notes were in default and accruing interest at 15% per annum pursuant to the terms of the notes. The notes have not been paid and the Company has not negotiated any extension agreements with the Lenders as of November 10, 2017, the date of this filing.

NOTE 5 – SUBSEQUENT EVENTS

On July 5, 2018, the Company received a $15,000 promissory note from Neir Reinhold. The note accrues interest at a rate of 8% per annum and is due on December 5, 2018. This note holder is considered a related party due to his influence.

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

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is now the Company’s director and officer. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). He has also been Chief Financial Officer, Secretary and Treasurer of Orgenesis Inc. since August 2014. Mr. Reithinger earned a B.S. in Accounting from the University of Arizona and is a Certified Public Accountant. He is a Member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants. On May 16, 2018, as part of entering into certain promissory notes with four investors, Mr. Reithinger resigned as the Company’s Secretary. As of such date, he remained as the Company’s President, Treasurer and as a director. On that same date, the Company appointed Eyal Ben Ami to the Board of Directors and Oded Gilboa as Secretary. Each of these individuals was identified by the note holders. Mr. Ben Ami and Mr. Reithinger are now the Company’s only two directors. Mr. Gilboa also was granted signature rights to the Company’s bank accounts. These note holders are considered to be related parties due to their influence.

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of August 6, 2018, the date of this filing. There were no new equity transactions during the three months ended June 30, 2018.

Our financial statements from inception (March 22, 2013) through the period ended June 30, 2018 report no revenues and an accumulated deficit of $155,137. Our independent accountant issued an audit opinion for our Company for the fiscal year ended March 31, 2018 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Revenue

We did not earn any revenues in the three months ended June 30, 2018 and 2017.

Expenses

Operating expenses for the three months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017

Professional fees:
Legal	$—	$—
Accounting/audit	8,109	6,466
Total professional fees	8,109	6,466
General & administrative	296	982
Total operating expenses	$8,405	$7,448

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees increased by $1,643 from $6,446 for the three months ended June 30, 2017 to $8,109 for the three months ended June 30, 2018. There were no legal fees incurred for the three months ended June 30, 2017 and June 30, 2018. The balance of the increase was mainly consulting fees for the Board of Director during the three months ended June 30, 2018.

During the three months ended June 30, 2018, we incurred accounting fees of $2,709 to Eventus and audit fees of $4,150 to our independent accountants. This is compared to accounting fees of $5,066 to Eventus and audit fees of $1,400 to our independent accountants during the three months ended June 30, 2017. We pay customary fees for Eventus’ services.

General and administrative expenses were generally unchanged for the comparable periods.

Liquidity and Capital Resources

As of June 30, 2018, we had a cash balance of $50,236. During the three months ended June 30, 2018, we borrowed $60,000 under four promissory notes from an unaffiliated lender to fund ongoing operational expenses. Despite these borrowings, we do not have sufficient cash resources to meet our plans in the twelve months following June 30, 2018. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $9,684 for the three months ended June 30, 2018 and we have an accumulated deficit of $155,137 and a working capital deficit of $81,989 as of June 30, 2018. Presently, we do not have sufficient cash resources to meet our plans through the balance of fiscal year ended March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Since inception, we have financed our activities from loans and the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The unaudited interim condensed financial statements contained in this quarterly report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(i)	lack of a functioning audit committee;
(ii)	inadequate segregation of duties consistent with control objectives; and
(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the Commission May 29, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed with the Commission May 29, 2013)
(10)	Material Contracts
10.1	Merger Agreement dated December 11, 2015 amongst Intellisense Solutions Inc., Intellisense (Israel) Ltd. And Dotz Nano Ltd. (incorporated by reference to Current Report on Form 8-K filed with the Commission December 17, 2015)
10.2	Termination Agreement dated May 17, 2016 amongst Intellisense Solutions Inc., Intellisense (Israel) Ltd. And Dotz Nano Ltd. (incorporated by reference to Current Report on Form 10-K filed on June 29, 2017)
10.3	Promissory Note Agreement dated February 11, 2016 with First Capital AG ((incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.4	Promissory Note Agreement dated February 29, 2016 with Fountain Drive Limited (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.5	Promissory Note Agreement dated May 18, 2017 with Trius Holdings Limited ((incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.6	Assignment and Assumption of Debt Agreement dated March 30, 2017 with Fountain Drive Limited and Sukh Athwal (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.7	Promissory Note Agreement dated June 30, 2017 with Trius Holdings Limited (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.8	Promissory Note Agreement dated July 6, 2017 with Trius Holdings Limited (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.9	Promissory Note Agreement dated January 10, 2018 with Mediapark Investments Limited (incorporated by reference to Current Report on Form 10-Q filed on February 8, 2018)
10.10*	Promissory Note Agreement dated June 6, 2018 with Amir Uziel
10.11*	Promissory Note Agreement dated June 6, 2018 with Lavi Krasney
10.12*	Promissory Note Agreement dated June 6, 2018 with L.I.A. Pure Capital Ltd
10.13*	Promissory Note Agreement dated June 6, 2018 with Nir Reinhold
10.14*	Promissory Note Agreement dated June 6, 2018 with Yaad Consulting & Management Services (1995) Ltd
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

Date: August 13, 2018

