Form 10-Q
period 2018-09-30
Intellisense Solutions Inc.
filed 2018-11-13
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 12, 2018, there were 2,529,680 shares of the registrant’s common stock outstanding.

1

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLISENSE SOLUTIONS, INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2018	March 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$1,360	$10,153
Prepaid expenses	2,917	—
Total assets	$4,277	$10,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$21,631	$27,928
Accounts payable to related party	4,383	3,530
Notes payable	—	51,000
Notes payable to related parties	75,000	—
Total current liabilities	101,014	82,458

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(169,885)	(145,453)
Total stockholders’ deficit	(96,737)	(72,305)
Total liabilities and stockholders' deficit	$4,277	$10,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTELLISENSE SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Six Months Ended September 30, 2018	For the Six Months Ended September 30, 2017

OPERATING EXPENSES
Professional fees	$11,224	$3,771	$19,333	$10,238
General & administrative	1,974	878	2,270	1,859
Total operating expenses	13,198	4,649	21,603	12,097

OTHER INCOME (EXPENSE):
Interest expense	(1,550)	(1,163)	(2,829)	(2,005)
Total other expense	(1,550)	(1,163)	(2,829)	(2,005)

NET LOSS	$(14,748)	$(5,812)	$(24,432)	$(14,102)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680	2,529,680	2,529,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTELLISENSE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30, 2018	For the Six Months Ended September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,432)	$(14,102)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	(2,917)	—
Accounts payable and accrued liabilites	(6,297)	(1,654)
Accounts payable to related party	853	(1,345)
Net cash used in operating activities	(32,793)	(17,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(51,000)	—
Proceeds from notes payable to related parties	75,000	—
Proceeds from notes payable	—	21,000
Net cash provided by financing activities	24,000	21,000

NET CHANGE IN CASH	(8,793)	3,899
CASH AT BEGINNING OF PERIOD	10,153	2,660
CASH AT END OF PERIOD	$1,360	$6,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,976	$—
Income taxes	$—	$—

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $24,432 for the six months ended September 30, 2018 and has an accumulated deficit of $169,885 and a working capital deficit of $96,737 as of September 30, 2018. Presently, the Company does not have sufficient cash resources to meet its plans through the balance of its fiscal year ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. During the six months ended September 30, 2018 and 2017, the Company incurred fees of $1,674 and $2,371 due to Eventus, respectively. The outstanding related party liabilities in the balance sheet as of September 30, 2018 and March 31, 2018 were $4,383 and $3,530, respectively. The office space used by the Company is provided by Eventus at no charge.

On May 16, 2018, as part of entering into certain promissory notes with five related party investors (See Note 4), Mr. Reithinger resigned as the Company’s Secretary. As of such date, he remained as the Company’s President, Treasurer and as a director. On that same date, the Company appointed Eyal Ben Ami to the Board of Directors and Oded Gilboa as Secretary. Each of these individuals was identified by the note holders. Mr. Ben Ami and Mr. Reithinger are now the Company’s only two directors. Mr. Gilboa also was granted signature rights to the Company’s bank accounts. These note holders are considered to be related parties due to their influence.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of:

	September 30, 2018	March 31, 2018

Note payable, 12% interest per annum, due on August 8, 2016. Note is in default and unsecured.	$—	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. Note is in default and unsecured.	—	10,000
Note payable, 8% interest per annum, due on May 18, 2018. Note is unsecured	—	10,000
Note payable, 8% interest per annum, due on June 30, 2018. Note is unsecured.	—	11,000
Note payable, 12% interest per annum, due on July 10, 2018. Note is unsecured.	—	10,000
Note payable to related party, 8% interest per annum, due on December 5, 2018	15,000	—
Note payable to related party, 8% interest per annum, due on December 5, 2018	15,000	—
Note payable to related party, 8% interest per annum, due on December 5, 2018	15,000	—
Note payable to related party, 8% interest per annum, due on December 5, 2018	15,000
Note payable to related party, 8% interest per annum, due on December 5, 2018	15,000
	$75,000	$51,000

On May 15, 2018, the Company entered into a first amendment to the convertible promissory note agreement with Trius Holdings Limited. This agreement will become due and payable in whole on or before May 17, 2019.

On June 6, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, for $15,000 each, totaling $75,000. The notes accrue interest at a rate of 8% per annum and are each due on December 5, 2018. These note holders are considered to be related parties due to their influence.

On June 26, 2018, the Company paid off one of the existing defaulted notes for $10,000, including accrued interest of $3,321. Additionally, on August 24, 2018, the Company paid off four of the existing notes for $41,000, including accrued interest of $5,655.

NOTE 5 – SUBSEQUENT EVENTS

On November 2, 2018, the Company entered into and received funds underlying a promissory note agreement with Amir Uziel for $10,000. The note accrues interest at a rate of 8% per annum and is due on May 1, 2019.

On November 8, 2018, the Company entered into and received funds underlying two promissory note agreements with L.I.A. Pure Capital Ltd. and Attribute Ltd. for $10,000 each. The notes accrue interest at a rate of 8% per annum and are due on May 1, 2019.

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

Effective November 2, 2018, Oded Gilboa was appointed as the Company’s Chief Financial Officer.

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of the date of this filing. There were no new equity transactions during the six months ended September 30, 2018.

Our financial statements from inception (March 22, 2013) through the period ended September 30, 2018 report no revenues and an accumulated deficit of $169,885. Our independent accountant issued an audit opinion for our Company for the fiscal year ended March 31, 2018 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 14201 N. Hayden Road, Suite A-1, Scottsdale, AZ 85260.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Revenue

We did not earn any revenues in the three months ended September 30, 2018 and 2017.

Expenses

Operating expenses for the three months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017

Professional fees:
Legal	$—	$—
Accounting/audit	11,224	3,771
Total professional fees	11,224	3,771
General & administrative	1,974	878
Total operating expenses	$13,198	$4,649

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees increased by $7,453 from $3,771 for the three months ended September 30, 2017 to $11,224 for the three months ended September 30, 2018. There were no legal fees incurred for the three months ended September 30, 2017 and September 30, 2018. The balance of the increase was mainly quarterly consulting fees for the Board of Director during the three months ended September 30, 2018.

During the three months ended September 30, 2018, we incurred accounting fees of $1,511 to Eventus and audit fees of $5,800 to our independent accountants. This is compared to accounting fees of $5,066 to Eventus and audit fees of $1,400 to our independent accountants during the three months ended September 30, 2017. We pay customary fees for Eventus’ services.

General and administrative expenses were generally unchanged for the comparable periods.

Comparison of the Six Months Ended September 30, 2018 to the Six Months Ended September 30, 2017

Revenue

We did not earn any revenues in the six months ended September 30, 2018 and 2017.

Expenses

Operating expenses for the six months ended September 30, 2018 and 2017 were as follows:

	For the Six Months Ended September 30, 2018	For the Six Months Ended September 30, 2017

Professional fees:
Legal	$—	$—
Accounting/audit	19,333	10,238
Total professional fees	19,333	10,238
General & administrative	2,270	1,859
Total operating expenses	$21,603	$12,097

Professional fees are comprised of legal fees and accounting/audit fees. Professional fees increased by $9,095 from $10,238 for the six months ended September 30, 2017 to $19,333 for the six months ended September 30, 2018. There were no legal fees incurred for the six months ended September 30, 2017 and September 30, 2018. The balance of the increase was mainly consulting fees for the Board of Director during the six months ended September 30, 2018.

During the six months ended September 30, 2018, we incurred accounting fees of $4,383 to Eventus and audit fees of $9,950 to our independent accountants. This is compared to accounting fees of $7,438 to Eventus and audit fees of $2,800 to our independent accountants during the six months ended September 30, 2017. We pay customary fees for Eventus’ services.

General and administrative expenses were generally unchanged for the comparable periods.

Liquidity and Capital Resources

As of September 30, 2018, we had a cash balance of $1,360. During the six months ended September 30, 2018, we borrowed $75,000 under five promissory notes from an unaffiliated lender to fund ongoing operational expenses. Prior to the filing of this report on Form 10-Q, the Company entered into and received funds underlying promissory note agreements with certain investors totaling $30,000. The notes accrue interest at a rate of 8% per annum and are due on May 1, 2019. Despite these borrowings, we do not have sufficient cash resources to meet our plans in the twelve months following September 30, 2018. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $24,432 for the six months ended September 30, 2018 and we have an accumulated deficit of $169,885 and a working capital deficit of $96,737 as of September 30, 2018. Presently, we do not have sufficient cash resources to meet our plans through the balance of fiscal year ended March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Since inception, we have financed our activities from loans and the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The unaudited interim condensed financial statements contained in this quarterly report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(i)	lack of a functioning audit committee;
(ii)	inadequate segregation of duties consistent with control objectives; and
(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
(10)	Material Contracts
10.1*	Promissory Note Agreement dated November 2, 2018 with Amir Uziel
10.2*	Promissory Note Agreement dated November 2, 2018 with L.I.A. Pure Capital Ltd.
10.3*	Promissory Note Agreement dated November 2, 2018 with Attribute Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLISENSE SOLUTIONS INC.

By: /s/ Neil Reithinger

Neil Reithinger

President, Treasurer and Director

(Principal Executive Officer)

Date: November 12, 2018

By: /s/ Oded Gilboa

Oded Gilboa

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer))

Date: November 12, 2018

