Form 10-Q
period 2018-12-31
Intellisense Solutions Inc.
filed 2019-02-19
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

or

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-188920

INTELLISENSE SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	47-4257143
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 Raoul Wallenberg St Tel Aviv, Israel	6971916
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 12, 2018, there were 2,529,680 shares of the registrant’s common stock outstanding.

1

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLISENSE SOLUTIONS, INC.
BALANCE SHEETS

	December 31, 2018	March 31, 2018
	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$34,342	$10,153
Prepaid expenses	2,917	—
Total assets	$37,259	$10,153

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$22,289	$27,928
Accounts payable to related party	3,168	3,530
Notes payable	—	51,000
Notes payable to related parties	125,000	—
Total current liabilities	150,457	82,458

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(186,346)	(145,453)
Total stockholders’ deficit	(113,198)	(72,305)
Total liabilities and stockholders' deficit	$37,259	$10,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTELLISENSE SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017	For the Nine months Ended December 31, 2018	For the Nine months Ended December 31, 2017

OPERATING EXPENSES
Professional fees	$15,040	$2,262	$34,373	$12,500
General & administrative	(1,076)	867	1,194	2,726
Total operating expenses	13,964	3,129	35,567	15,226

OTHER (EXPENSE):
Interest expense	(2,497)	(1,180)	(5,326)	(3,185)
Total other expense	(2,497)	(1,180)	(5,326)	(3,185)

NET LOSS	$(16,461)	$(4,309)	$(40,893)	$(18,411)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680	2,529,680	2,529,680

 The accompanying notes are an integral part of these unaudited condensed financial statements.

INTELLISENSE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months Ended December 31, 2018	For the Nine months Ended December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,893)	$(18,411)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	(2,917)	—
Accounts payable and accrued liabilities	(5,639)	(3,412)
Accounts payable to related party	(362)	875
Net cash used in operating activities	(49,811)	(20,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(51,000)	—
Proceeds from notes payable to related parties	125,000	—
Proceeds from notes payable	—	21,000
Net cash provided by financing activities	74,000	21,000

NET CHANGE IN CASH	(24,189)	52
CASH AT BEGINNING OF PERIOD	10,153	2,660
CASH AT END OF PERIOD	$34,342	$2,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,976	$—
Income taxes	$—	$—

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

On May 16, 2018, the company entered into certain promissory notes with five related party investors (See Note 4), the note holders are considered to be related parties due to their influence.

On that date Mr. Reithinger resigned as the Company’s Secretary and in addition the Company appointed Eyal Ben Ami to the Board of Directors and Oded Gilboa as Secretary. Each of these individuals was identified by the note holders.

On November 2, 2018 Oded Gilboa was appointed CFO and on January 8, 2019 Mr. Ben Ami was appointed President and sole director. Thus, as of the date of filing, Mr. Reithinger has no position in the company. See also subsequent events section.

On November 15, 2018 1,998,000 shares or 79% of the Company's 2,529,680 issued and outstanding shares were transferred from two previous shareholders to fourteen new shareholders. As of the date of filing one of the shareholders holds 698,000 shares or 27.6% of total issued and outstanding shares while all other shareholders each hold less than 10% of the Company's issued and outstanding shares.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of $40,893 for the nine months ended December 31, 2018 and has an accumulated deficit of $186,346 and a working capital deficit of $113,198 as of December 31, 2018. Presently, the Company does not have sufficient cash resources to meet its plans through the balance of its fiscal year ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director. .Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. . During the nine months ended December 31, 2018 and 2017, the Company incurred fees of $5,498 and $ 9,658 due to Eventus, respectively. The outstanding related party liabilities in the balance sheet as of December 31, 2018 and March 31, 2018 were $3,168 and $3,530, respectively. The office space used by the Company was provided by Eventus at no charge.

On May 16, 2018, as part of entering into certain June 2018 promissory notes with five related party investors (See Note 4), Mr. Reithinger resigned as the Company’s Secretary. As of such date, he remained as the Company’s President, Treasurer and as a director. On that same date, the Company appointed Eyal Ben Ami to the Board of Directors and Oded Gilboa as Secretary. Each of these individuals was identified by the note holders. Mr. Ben Ami and Mr. Reithinger are now the Company’s only two directors. Mr. Gilboa also was granted signature rights to the Company’s bank accounts. These note holders are considered to be related parties due to their influence.

On November 2, 2018, Oded Gilboa was appointed CFO and on January 8, 2019, Mr. Ben Ami was appointed President and sole director. The office space used by the Company is provided to the company by Mr. Ben Ami at no charge.

On June 6, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, for $15,000 each, totaling $75,000. The notes accrue interest at a rate of 8% per annum and are each due on June 1, 2019 (original maturity date of December 5, 2018 was extended on November 15, 2018). These note holders are considered to be related parties due to their influence.

On November 2, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Attibute Ltd, for $10,000 each, totaling $50,000. The notes accrue interest at a rate of 8% per annum and are each due on May 1, 2019. These note holders are considered to be related parties due to their influence.

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following as of:

	December 31, 2018	March 31, 2018

Note payable, 12% interest per annum, due on August 8, 2016. Note is in default and unsecured.	$—	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. Note is in default and unsecured.	—	10,000
Note payable, 8% interest per annum, due on May 18, 2018. Note is unsecured	—	10,000
Note payable, 8% interest per annum, due on June 30, 2018. Note is unsecured.	—	11,000
Note payable, 12% interest per annum, due on July 10, 2018. Note is unsecured.	—	10,000
Note payable to related party, 8% interest per annum, due on June 1, 2019	15,000
Note payable to related party, 8% interest per annum, due on June 1, 2019	15,000
Note payable to related party, 8% interest per annum, due on June 1, 2019	15,000
Note payable to related party, 8% interest per annum, due on June 1, 2019	15,000
Note payable to related party, 8% interest per annum, due on June 1, 2019	15,000
Note payable to related party, 8% interest per annum, due on May 1, 2019	10.000
Note payable to related party, 8% interest per annum, due on May 1, 2019	10,000
Note payable to related party, 8% interest per annum, due on May 1, 2019	10,000
Note payable to related party, 8% interest per annum, due on May 1, 2019	10,000
Note payable to related party, 8% interest per annum, due on May 1, 2019	10,000

	$125,000	$51,000

On May 15, 2018, the Company entered into a first amendment to the convertible promissory note agreement with Trius Holdings Limited. This agreement will become due and payable in whole on or before May 17, 2019.

On June 6, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, for $15,000 each, totaling $75,000. The notes accrue interest at a rate of 8% per annum and are each due on June 1, 2019 (original maturity date of December 5, 2018 was extended on November 15, 2018). These note holders are considered to be related parties due to their influence.

On November 2, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Attibute Ltd, for $10,000 each, totaling $50,000. The notes accrue interest at a rate of 8% per annum and are each due on May 1, 2019. These note holders are considered to be related parties due to their influence.

These note holders are considered to be related parties due to their influence.

On June 26, 2018, the Company paid off one of the existing defaulted notes for $10,000, including accrued interest of $3,321. Additionally, on August 24, 2018, the Company paid off four of the existing notes for $41,000, including accrued interest of $5,655.

NOTE 5 - SUBSEQUENT EVENTS

On January 8, 2019 Mr. Ben Ami was appointed as President and sole director.

On January 20, 2019, the Company entered into an additional promissory note agreement with related party Lavi Krasney for $10,000. The note accrues interest at a rate of 8% per annum and are is due on May 1, 2019.

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

On May 16, 2018, as part of entering into certain promissory notes with five related party investors, Mr. Reithinger resigned as the Company’s Secretary. As of such date, he remained as the Company’s President, Treasurer and as a director.

On that same date, the Company appointed Eyal Ben Ami to the Board of Directors and Oded Gilboa as Secretary. Each of these individuals was identified by the note holders.

On November 2, 2018 Oded Gilboa was appointed CFO and on January 8, 2019 Mr. Ben Ami was appointed President and sole director. Thus, as of date of filing Mr. Reithinger is not a related party and has no position in the company.

These note holders are considered to be related parties due to their influence.

Our articles of incorporation, as amended, authorize us to issue up to 75,000,000 shares of common stock, par value $.001 per share. There are 2,529,680 shares of our common stock outstanding as of the date of this filing. There were no new equity transactions during the nine months ended December 31, 2018.

Our financial statements from inception (March 22, 2013) through the period ended December 31, 2018 report no revenues and an accumulated deficit of $186,346. Our independent accountant issued an audit opinion for our Company for the fiscal year ended March 31, 2018 which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 20 Raoul Wallenberg St. Tel Aviv, Israel

Results of Operations

Revenue

We did not earn any revenues in the three or nine months ended December 31, 2018 and 2017.

Expenses

Our operating expenses during the three and nine months ended December 31, 2018 were $13,964 and $35,567, respectively as compared to the three and nine months ended December 31, 2017 in which we had operating expenses of $3,129 and $15,226, respectively. The increase was mainly due to quarterly consulting fees for the Board of Director as well as legal fees paid during the nine months ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had a cash balance of $34,342. During the nine months ended December 31, 2018, we borrowed $125,000 under ten promissory notes from an unaffiliated lender to fund ongoing operational expenses. The notes accrue interest at a rate of 8% per annum and are due on May 1, 2019 and June 1, 2019. Despite these borrowings, we do not have sufficient cash resources to meet our plans in the twelve months following December 31, 2018. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our unaudited interim condensed financial statements contained in this quarterly report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $40,893 for the nine months ended December 31, 2018 and we have an accumulated deficit of $186,346 and a working capital deficit of $113,198 as of December 31, 2018. Presently, we do not have sufficient cash resources to meet our plans through the balance of fiscal year ended March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Since inception, we have financed our activities from loans and the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The unaudited interim condensed financial statements contained in this quarterly report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons:

(i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company's principal executive officer and principal financial officer and, (ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties due to limited resources

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

INTELLISENSE SOLUTIONS INC.

By:/s/ Eyal Ben Ami

Eyal Ben Ami

President, Treasurer and Director

(Principal Executive Officer)

Date: February 19, 2019

By:/s/ Oded Gilboa

Oded Gilboa

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer))

Date: February 19, 2019

