Form 10-K
period 2019-03-31
Intellisense Solutions Inc.
filed 2019-07-09
CIK 1577445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 333-188920

INTELLISENSE SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	47-4257143
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

20 Raoul Wallenberg St

Tel Aviv, Israel, 6971916

(Address of principal executive offices) (Zip Code)

(973) 536-1016

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[X] No[_]

There was no trading market for the registrant's common stock as of September 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter. Therefore, there was no aggregate market value of the voting and non-voting common equity as of such date.

As of July 9, 2019, there were 2,574,480 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Based on the discontinuation of our former business plan, our current business model is to identify a viable business operation that can merge with our company. Any forward-looking statements made in this Annual Report on Form 10-K regarding this should be read with a view that such transaction may not occur in the near term or at all.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Intellisense,” “we,” “us,” “our,” or the “Company” refer to Intellisense Solutions Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

We were incorporated under the laws of the State of Nevada on March 22, 2013 with 75,000,000 shares authorized. We were initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. However, were not able to execute our original business plan, develop significant operations or achieve commercial sales. We currently are pursuing acquiring or merging with an entity with significant operations in order to create a viable business model and value for our shareholders.

We received initial funding in March 2014 of $19,980 through the sale of common stock to our two former officers and directors, who purchased an aggregate of 1,998,000 shares at $0.01 per share.

From May 2018 through March 2019, the Company issued promissory notes in the aggregate principal amount of $170,000 to six investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold, Attibute Ltd and Yaad Consulting & Management Services (1995) Ltd. (“Yaad”) The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019.

On June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director of the Company, and was the Company’s sole director and officer until his resignation on January 8, 2019. On that date Eyal Ben Ami was appointed President and served in such position until his resignation and the appointment of Idan Maimon as Chief Executive Officer of the Company on April 4, 2019. On November 2, 2018, Oded Gilboa was appointed Chief Financial Officer of the Company

On November 15, 2018, 1,998,000 shares or 79% of the Company's 2,529,680 then issued and outstanding shares were purchased by fourteen investors under a share Purchase Agreement from two previous controlling shareholders. One of the investors is currently a more than 10% shareholder.

Since inception, we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officers and directors and designing our website.

Our financial statements from inception (March 22, 2013) through the fiscal year ended March 31, 2019 report no revenues and an accumulated deficit of $244,993, working capital deficit is $171,845 and cash used from operating is $102,831. Our independent auditor issued an audit opinion for our Company for the year ended March 31, 2019, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Proposed Merger and Subsequent Termination

On December 11, 2015, the Company entered into a merger agreement with Dotz Nano Ltd. (“Dotz”), a private Israeli corporation and Intellisense (Israel) Ltd. (“Merger Sub”), an Israeli corporation and wholly-owned subsidiary of the Company. Pursuant to the merger agreement, the Merger Sub was to merge with and into Dotz and Dotz was to continue as the surviving corporation. On May 17, 2016, the Company terminated the contemplated merger transaction.

Canna Patch Ltd. Feasibility Study with Yissum

On January 10, 2019, we formed Canna Patch Ltd., an Israeli corporation (“Canna Patch”), which is 90% owned by the Company and 10% owned by Mr. Rafael Ezra, Canna Patch's chief technology officer. Canna Patch entered into a Research and Option Agreement (the “Agreement”) with Yissum Research Development Company of Hebrew University of Jerusalem Ltd. (“Yissum”), effective March 21, 2019. Pursuant to the Agreement, Canna Patch will fund a feasibility study (the “Study”) in the aggregate amount of $94,500 plus VAT relating to Yissum’s research concerning the development of a cannabis patch. The Study will be conducted in two stages, each of six months duration. Based upon the results of an interim study report (the “Interim Report”) at the end of the first stage, Canna Patch may determine whether to continue funding stage two whereupon Canna Patch will pay an additional $23,625 on the commencement of stage two and three months thereafter. In consideration for such financing, Canna Patch will have the option (the “Option”) for an exclusive, worldwide license to all work product and results of the Study, including all intellectual property in the field of systemic and trans-dermal and trans-mucosal delivery of cannabinoids using exudates-based formulations. If Canna Patch exercises the Option, it will be responsible for the costs of any patent filings, maintenance and prosecution.

In addition, under the Agreement Canna Patch has the right of first review of any newly developed use of the patch used in Yissum’s research to deliver chemical constitutes other than cannabis.

During the option exercise or negotiation period until the execution of a license agreement, Yissum will not enter into discussions or agreements with any third party or accept or negotiate any offer with respect to a transaction or any rights to or interests in the Study results.

The Agreement includes customary confidentiality provisions for the term of the Agreement and thereafter and provides that Canna Patch indemnifies Yissum and Hebrew University for any liability which is derived from Canna Patch’s use of the Study results. Either party may terminate the Agreement upon insolvency or bankruptcy or upon a breach that is not cured within 60 days of receipt of notice thereof. Yissum may terminate the Agreement upon 30 days prior written notice for (i) unauthorized early termination of the research or failure to fund the Study in accordance with the terms of the Agreement or (ii) upon attachment of Canna Patch’s assets or execution proceedings not set aside within 90 days. Canna Patch may terminate the Agreement after the first stage of the Study within 14 days of receipt of the Interim Report.

There can be no assurance that the results of the Study will be successful or that the Company will desire to enter into a license agreement. Even if successful, going forward, we may continue to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives are extremely general and do not restrict the discretion of our board of directors to search for and enter into potential business opportunities or to reject any such opportunities.

We have no particular business combination in mind and have not entered into any negotiations regarding such a combination. Neither our officers nor any of our affiliates has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or combination between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include:

·	the ability to use registered securities to acquire assets or businesses;

·	increased visibility in the marketplace;

·	greater ease of borrowing from financial institutions;

·	improved stock trading efficiency;

·	greater shareholder liquidity;

·	greater ease in subsequently raising capital;

·	ability to compensate key employees through stock options and other equity awards;

·	enhanced corporate image; and

·	a presence in the United States capital markets.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

A decision to participate or not in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, its assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan and numerous other factors that are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

·	potential for growth, indicated by new technology, anticipated market expansion or new products;

·	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

·	strength and diversity of management, either in place or scheduled for recruitment;

·	capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through bank loans or other commercial borrowing arrangements, through joint ventures or similar arrangements or from other sources;

·	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;

·	the extent to which the business opportunity can be advanced;

·	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

·	other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction the present management and shareholders of the company may no longer be in control of the company. In addition, some or all of our officers and directors, as part of the terms of the acquisition transaction, may be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our existing shareholders may hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership of our existing shareholders may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

Competition

We expect to encounter substantial competition in our efforts to identify and consummate a transaction with a business opportunity. The primary competition will be from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals, all of which may have substantially greater financial and other resources than we do. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Intellectual Property

We currently have no intellectual property.

Employees

As of July 9, 2019, we had no full-time or part-time employees.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Until January 8, 2019, the Company used office space in Scottsdale, Arizona, provided by Eventus at no charge. From January 8, 2019, to May 1, 2019 the Company had no office space. From May 1, 2019, the Company leases approximately 250 square feet of office space from Yaad for its principal corporate offices in Tel Aviv, Israel for $140 per month under a month-to-month lease. The Company believes that the space is adequate for its current purpose

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets, Pink Tier, under the symbol “INLL”. However, there is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop.

Holders of Common Stock

As of July 9, 2019, there were 54 shareholders of record of our common stock and 2,574,480 shares of the registrant’s common stock outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended March 31, 2019, there were no sales of unregistered securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans as of March 31, 2019.

Issuer Purchases of Equity Securities

During the year ended March 31, 2019, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item,

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Overview

We were incorporated under the laws of the State of Nevada on March 22, 2013 with 75,000,000 shares authorized. We were initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. However, were not able to execute our original business plan, develop significant operations or achieve commercial sales. We currently are pursuing acquiring or merging with an entity with significant operations in order to create a viable business model and value for our shareholders.

We received initial funding in March 2014 of $19,980 through the sale of common stock to our two former officers and directors, who purchased an aggregate of 1,998,000 shares at $0.01 per share.

From May 2018 through March 2019, the Company issued promissory notes in the aggregate principal amount of $ 170,000 to six investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold, Attibute Ltd and Yaad. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019.

On June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director of the Company, and was the Company’s sole director and officer until his resignation on January 8, 2019. On that date Eyal Ben Ami was appointed President and served in such position until his resignation and the appointment of Idan Maimon as Chief Executive Officer of the Company on April 4, 2019. On November 2, 2018, Oded Gilboa was appointed Chief Financial Officer of the Company

On November 15, 2018, 1,998,000 shares or 79% of the Company's 2,529,680 then issued and outstanding shares were purchased by fourteen investors under a share Purchase Agreement from two previous controlling shareholders. One of the investors is currently a more than 10% shareholder.

Results of Operations

Fiscal Year Ended March 31, 2019 Compared to the Fiscal Year Ended March 31, 2018

Revenue

We have not generated revenues from our operations.

Expenses

Operating expenses for the years ended March 31, 2019 and 2018 were as follows:

	For the year ended March 31, 2019	For the year ended March 31, 2018

Professional fees:
Legal	$23,323	$—
Accounting and audit	18,478	19,709
Other professional fees	47,959	—
	89,760	19,709
General & administrative	1,737	3,664
Total operating expenses	$91,497	$23,373

Professional fees are comprised of legal fees and accounting/audit, and other professional fees. Professional fees increased by $65,051 from $19,709 for the year ended March 31, 2018 to $84,760 for the year ended March 31, 2019. The increase is due to legal fees of $23,323 for the year ended March 31, 2019 resulting from the formation of a new subsidiary and legal work relating to agreements with Hebrew University, compared to no legal fees the year ended March 31, 2018 as there was no activity in 2018.

Other professional fees are comprised of officers and directors’ fees of $47,959 for the year ended March 31, 2019, compared to no fees for the year ended March 31, 2018. This is due to the appointment of a new Chairman, director and Chief Financial Officer for the year ended March 31, 2019 as compared to prior year ended March 31, 2018 in which Neil Reithinger, our former President and director did not charge for his services except for accounting fees paid to Eventus.

Increase in professional fees is offset by a decrease of $1,231 in accounting and audit fees from $19,709 for the year ended March 31, 2018 to $18,194 for the year ended March 31, 2019.

During the year ended March 31, 2019, we incurred accounting fees of $6,993 to Eventus for the provision of accounting services, and audit fees of $11,485 to our independent auditors, compared to accounting fees of $11,009 paid to Eventus and audit fees of $8,700 paid to our independent auditors during the year ended March 31, 2018. The reason for the decrease by Eventus was due to a reduced activity of accounting services to the Company in the year ended March 31, 2019.

General and administrative expenses were $1,737 for the year ended March 31, 2019 as compared to general and administrative expenses of $3,664 for the year ended March 31, 2018 which were comprised in both years of filing fees and general office expenses.

Liquidity and Capital Resources

At March 31, 2019, we had a cash balance of $26,322. Presently, we do not have sufficient cash resources to fund our operation and effectuate our business plan in the next twelve months. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our financial statements report no revenues. Since inception, we have accumulated deficit of $244,993 and have negative working capital of $171,845. Our independent auditor issued an audit opinion for our Company for the year ended March 31, 2019, which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that the Company will be able to achieve further sales of its common stock or any other form of additional financing. The financial statements contained in this Annual Report do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing as may be required.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chairman and chief executive officer (who is the Company’s principal executive officer) and the Company’s chief financial officer (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our senior management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, management determined that our disclosure control and procedures were not effective as of such date.

Management’s Report on Internal Control over Financial Reporting

As of March 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the updated Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(i)	lack of a functioning audit committee;
(ii)	inadequate segregation of duties consistent with control objectives; and
(iii)	ineffective controls over period-end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plan

Subject to raising additional working capital, we plan to take steps to enhance and improve the design of our internal control over financial reporting. To remediate such weaknesses, we currently plan to implement the following changes in the next fiscal year once we have identified a suitable business to acquire and as our capital resources allow:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended March 31, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name	Position Held with Company	Age	Date First Elected or Appointed

Idan Maimon	Chief Executive Officer and Chairman of the Board	44	March 31, 2019
Eyal Ben Ami	Director	41	May 16, 2018
Oded Gilboa	Chief Financial Officer	46	November 2, 2018

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Idan Maimon

From 2016 to the present, Mr. Maimon served as consultant to privately-held companies. From 1991 to 2016, Mr. Maimon has been a professional handball player at Hapoel Rishon Lezion Handball Sport Club, serving as the team’s captain from 2002 to 2016 and its head coach since 2016. Mr. Maimon was captain of Israel’s national handball team from 2000 to 2010. Mr. Maimon has a Senior Handball Coach diploma from the Wingate Academic sports institution and is currently in studies for a master handball coach degree from the Wingate Institute, Israel’s National Center for Physical Education and Sports.

Mr. Maimon’s experience with leading and motivating teams led to his appointment to the board of directors.

Eyal Ben Ami

Eyal Ben Ami serves on the board of directors of various companies. Since January 19, 2018, he has served on the Board of Directors of Virtual Crypto Technologies Inc. From 2008 to the present, Mr. Ben-Ami has served as the Director of Employee Benefits at the IDB Bank of Israel. From 1993 through 2007, Mr. Ben-Ami was a professional soccer player and a member of Hapoel Tel-Aviv FC, a professional Israeli soccer team, and a member of Israel’s National Soccer Team. Mr. Ben Ami earned his BA in business management from the Israel academic center on November 2011. Mr. Ben Ami’s experience with corporate compliance and regulations led to his appointment to the board of directors.

Mr. Ben Ami is also a director of Virtual Crypto Technologies Inc. traded on the OTCQB under VRCP.

Oded Gilboa

Mr. Oded Gilboa is a licensed CPA in the United States and Israel. Mr. Gilboa has over 20 years of experience in finance and public accounting, having served as a senior finance executive in the technology and biotech industries with responsibilities in corporate finance, accounting, strategic planning and operational and financial management. From October 2016 to November 2018 he was owner of Galor Kedma a privately held financial consulting and services firm. From February 2015 to June 2016 he was the CFO of Emerald Medical Application Corp (OTCQB: MRLA) and CFO of TechCare Corp. (OTCQB: TECR17) from December 2013 to October 2016. From 2010 through 2012, Mr. Gilboa served as the Revenue Accounting and Finance Manager of Mylan Specialty, a subsidiary of Mylan Inc. (NASDAQ: MYL), a global company focused on the development, manufacturing and marketing of prescription drug products. From 2007 through 2009, Mr. Gilboa was the Executive Director of Finance and U.S. Controller of Taro Pharmaceuticals (NASDAQ: TAROF), a global pharmaceutical company. From 1998 through 2007, Mr. Gilboa held various financial positions with IDT Corporation (NYSE: IDT), a worldwide provider of telecommunications and media services, where in his most recent role he served as director of Finance.

Employment Agreements

We do not have any formal employment agreement with any of our officers. However, we have the following service agreements with our officers and directors.

Gilboa Services Agreement

On May 1, 2019, we entered into a services agreement with Oded Gilboa, our Chief Financial Officer, and Optima Solutions Ltd. (“Optima”), an Israeli corporation controlled by Mr. Gilboa (the “Gilboa Services Agreement”), pursuant to which Mr. Gilboa will provide, among other things certain administrative and accounting services to the Company. In consideration therefor, Mr. Gilboa will be paid (i) $6,000 per month and $300 per month for Book keeping services related to Canna Patch Ltd. and issued (ii) 15,000 shares of our common stock and three-year Class A warrants to purchase an aggregate of 90,000 shares of common stock at an exercise price of $0.01 per share which may be exercised on a cashless as to 30,000 shares on each of May 1, 2019, January 1, 2020; and January 1, 2021. On June 3, 2019, 30,000 Class A warrants were exercised in a cashless exercise resulting in the issuance of 29,800 shares to Oded Gilboa. The services agreement shall remain in effect for two years unless terminated earlier by a party upon 30 days prior notice. If not terminated at least 30 days prior to the end of the term, the agreement will automatically renew for additional one-year terms. The Company may terminate the services agreement for “cause” as defined in the agreement. If the Company terminates the agreement without cause, all warrants shall vest and become exercisable and Mr. Gilboa shall be entitled to all amounts due and becoming due for a period of six months from the date of such termination. In the event of change of control termination clauses shall apply and Mr. Gilboa may request D&O insurance run-off policy to be purchased.

Maimon Services Agreement

On April 1, 2019, we entered into a one-year services agreement with Idan Maimon (the “Maimon Services Agreement”), our Chief Executive Officer, to serve as our Chief Executive Officer and a director. In consideration therefor, Mr. Maimon is entitled to a monthly fee of $1,000. If Mr. Maimon is unable to perform his duties under the agreement for any reason, the Company may terminate the agreement upon five days prior written notice. Mr. Maimon may resign at any time upon 30 days prior written notice to the Company. During the term of the agreement, Mr. Maimon may not engage in activities inconsistent or incompatible with his obligations under the agreement. In addition, during the term and for two years thereafter, Mr. Maimon may not compete with the business of the Company nor solicit customers, clients, vendors, suppliers, employees, consultants or agents.

Ben Ami Services Agreement

On April 1, 2019, we entered into a one-year services agreement with Eyal Ben Ami (the “Ben Ami Services Agreement”) to serve as a director. In consideration therefor, Mr. Maimon is entitled to a monthly fee of $250. If Mr. Ben Ami is unable to perform his duties under the agreement for any reason, the Company may terminate the agreement upon five days prior written notice. Mr. Ben Ami may resign at any time upon 30 days prior written notice to the Company. During the term of the agreement, Mr. Ben Ami may not engage in activities inconsistent or incompatible with his obligations under the agreement. In addition, during the term and for two years thereafter, Mr. Ben Ami may not compete with the business of the Company nor solicit customers, clients, vendors, suppliers, employees, consultants or agents.

Significant Employees

We currently have no significant employees.

Committees of Board of Directors

The Company has no nominating, audit or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

We do not currently have a "financial expert" within the meaning of the rules and regulations of the SEC.

Family Relationships

There are no family relationships among our directors or officers.

Term of Officers

Our directors are elected for a term of one year and serve such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We currently do not have a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the compensation awarded to, or paid to our prior president for the fiscal years ended March 31, 2019 and 2018.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Idan Maimon,	2019	—	—	—	—	—	—	—	—
Chairman and CEO	2018	—	—	—	—	—	—	—	—
Neil Reithinger,	2019	—	—	—	—	—	—	6,993 (1)	—
President, Treasurer, and Director	2018	—	—	—	—	—	—	11,009 (1)	—

(1)	Represents fees paid to Eventus Consulting, P.C. (“Eventus”) for accounting and advisory services provided to the Company. Mr. Reithinger served as President, Treasurer, Secretary and a director of the Company from June 15, 2015 until his resignation on January 8, 2019. Mr. Reithinger is the president and owner of Eventus.

Outstanding Equity Awards

We had no outstanding equity awards as of March 31, 2019.

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

Director Compensation

No compensation was paid to our directors in the fiscal year ended March 31, 2019. Commencing April 1, 2019, Messrs. Idan and Ben Ami will be compensated for their services under the respective service agreements described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of July 9, 2019, the number of shares of common stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Intellisense Solutions, Inc., 20 Raoul Wallenberg Street, Tel Aviv, Israel 6971916.

The percentages below are calculated based on 2,574,480 shares of our common stock issued and outstanding as of July 9, 2019. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock except as listed below.

	Amount and Percentage of Beneficial
Name and Address of Beneficial Owner	Shares	Ownership
Ronen Fatal	698,000	27.10%
Mordei Hegetaot 10, Ramat Gan, Israel 52554

Directors and Executive Officers:
Idan Maimon	0	—
Chairman and Chief Executive Officer

Eyal Ben Ami	0	—
Director

Oded Gilboa	44,800	1.70%
Chief Financial Officer

All officers and directors as a group (3 persons):	44,800	1.70%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director of the Company, and was the Company’s sole director and officer until January 8, 2019. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. Since April 1, 2017 to date, we have paid Eventus an aggregate of $18,002 for accounting and advisory services. The Eventus services agreement along with office space provided at no charge to the Company has terminated along with the resignation of Mr. Neil Reithinger on January 8, 2019.

On April 1, 2019, we entered into the Maimon Services Agreement with Idan Maimon, our Chief Executive Officer.

On April 1, 2019, we entered into the Ben Ami Services Agreement with Eyal Ben Ami, a director.

On May 1, 2019, we entered into the Gilboa Services Agreement with Oded Gilboa, our Chief Financial Officer, and Optima.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

Our Board of Directors does not include any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The following table sets forth the fees billed to the Company for professional services rendered by MaloneBailey LLP, our independent registered public accounting firm, for the years ended March 31, 2019 and 2018:

Services	2019	2018

Audit fees	$11,485	$8,700
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$11,485	$8,700

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on MaloneBailey LLP's respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the Commission on May 29, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed with the Commission on May 29, 2013)
(10)	Material Contracts
10.1	Merger Agreement dated December 11, 2015 amongst Intellisense Solutions Inc., Intellisense (Israel) Ltd. And Dotz Nano Ltd. (incorporated by reference to Current Report on Form 8-K filed with the Commission on December 17, 2015)
10.3	Promissory Note Agreement, dated June 6, 2018 with Amir Uziel (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2018)
10.4	Promissory Note Agreement, dated June 6, 2018 with Lavi Krasney (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2018)
10.5	Promissory Note Agreement, dated June 6, 2018 with L.I.A. Pure Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2018)
10.6	Promissory Note Agreement, dated June 6, 2018 with Yaad Consulting & Management Servies (1995) Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2018)
10.7	Promissory Note Agreement, dated June 6, 2018 with Nir Reinhold (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2018)
10.8	Promissory Note Agreement, dated November 2, 2018 with Amir Uziel (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 13, 2018)
10.9	Promissory Note Agreement, dated November 2, 2018 with L.I.A Pure Capital Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 13, 2018)
10.10	Promissory Note Agreement, dated November 2, 2018 with Attribute Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 13, 2018)
10.11	Promissory Note Agreement, dated November 2, 2018 with Amir Uziel (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 13, 2018)
10.12*	Promissory Note Agreement, dated March 20, 2019 with Lavi Krasney
10.13*	Promissory Note Agreement, dated March 20, 2019 with Amir Uziel
10.14*	Promissory Note Agreement, dated March 20, 2019 with Kfir Silberman
10.15*	Promissory Note Agreement, dated March 20, 2019 with Attribute Ltd.
10.16*	Service Agreement, dated May 1, 2019 among the Company, Oded Gilboa and Optima Solutions Ltd.
10.17*	Class A warrant, dated May 1, 2019 issued to Oded Gilboa
10.18*	Services Agreement, dated April 1, 2019, between the Company and Idan Maimon
10.19*	Services Agreement, dated April 1, 2019, between the Company and Eyal Ben Ami
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.
16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLISENSE SOLUTIONS INC.

By: /s/ Idan Maimon
Idan Maimon
Chairman and Chief Executive Officer
Date: July 9, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Idan Maimon Idan Maimon	Chairman and Chief Executive Officer (Principal Executive Officer)	July 9, 2019

/s/ Oded Gilboa Oded Gilboa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 9, 2019
/s/ Eval Ben Ami Eyal Ben Ami	Director	July 9, 2019

INTELLISENSE SOLUTIONS INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2019 AND 2018.

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Intellisense Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellisense Solutions, Inc. and its subsidiary (collectively, the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

July 9, 2019

INTELLISENSE SOLUTIONS INC.

Consolidated Balance Sheets

	March 31, 2019	March 31, 2018

ASSETS

Current assets:
Cash and cash equivalents	$26,322	$10,153
Total assets	$26,322	$10,153

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$—	$27,928
Accounts payable to related party	28,167	3,530
Notes payable	170,000	51,000

Total current liabilities	198,167	82,458

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized, 2,529,680 issued and outstanding, respectively	2,529	2,529
Additional paid-in capital	70,619	70,619
Accumulated deficit	(244,993)	(145,453)
Total stockholders’ (deficit)	(171,845)	(72,305)
Total liabilities and stockholders' (deficit)	$26,322	$10,153

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended March 31, 2019	For the year ended March 31, 2018

OPERATING EXPENSES
Professional fees	$89,760	$19,709
General & administrative	1,737	3,664
Total operating expenses	91,497	23,373

OTHER (EXPENSE):
Interest expense	(8,043)	(4,602)
Total other expense	(8,043)	(4,602)

NET (LOSS)	$(99,540)	$(27,975)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(0.04)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,680	2,529,680

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

For the years ended March 31, 2019 and 2018

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2017	2,529,680	2,529	70,619	(117,478)	(44,330)

Net loss	—	—	—	(27,975)	(27,975)
Balance at March 31, 2018	2,529,680	2,529	70,619	(145,453)	(72,305)

Net income	—	—	—	(99,540)	(99,540)
Balance at March 31, 2019	2,529,680	$2,529	$70,619	$(244,993)	$(171,845)

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2019	For the year ended March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(99,540)	$(27,975)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilites	(27,928)	4,654
Accounts payable to related party	24,637	464
Due to related party	—	(650)
Net cash used in operating activities	(102,831)	(23,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(51,000)	—
Proceeds from related party notes payable	170,000	—
Proceeds from notes payable	—	31,000
Net cash provided by financing activities	119,000	31,000

NET CHANGE IN CASH	16,169	7,493
CASH AT BEGINNING OF PERIOD	10,153	2,660
CASH AT END OF PERIOD	$26,322	$10,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$9,013	$—
Income taxes	$9,013	$—

NONCASH INVESTING AND FINANCIAL ACTIVITIES
Due to related party	$—	$650

The accompanying notes are an integral part of these financial statements

INTELLISENSE SOLUTIONS INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

January 10, 2019 an Israeli corporation was formed by the name of Canna Patch Ltd. (“Canna Patch”), 90% of its shares were allocated to Intellisense, Inc. (the “Company”) and 10% of its shares to Mr. Rafael Ezra, CTO of Canna Patch Ltd. Canna Patch entered into a Research and Option Agreement (the “Agreement”) with Yissum Research Development Company of Hebrew University of Jerusalem Ltd. (“Yissum”), effective March 21, 2019. Pursuant to the Agreement, Canna Patch will fund a feasibility study (the “Study”) in the aggregate amount of $94,500 plus VAT relating to Yissum’s research concerning the development of a cannabis patch. The Study will be conducted in two stages, each of six months duration, with $23,625 to be paid on each of March 21, 2019 and three months thereafter during the first stage. Based upon the results of an interim study report (the “Interim Report”) at the end of the first stage, Canna Patch may determine whether to continue funding stage two whereupon Canna Patch will pay an additional $23,625 on the commencement of stage two and three months thereafter. In consideration for such financing, Canna Patch will have the option (the “Option”) for an exclusive, worldwide license to all work product and results of the Study, including all intellectual property in the field of systemic and trans-dermal and trans-mucosal delivery of cannabinoids using exudates-based formulations. If Canna Patch exercises the Option, it will be responsible for the costs of any patent filings, maintenance and prosecution.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and in accordance with Securities and Exchange Commission’s Regulation S-X.

Going Concern

As of March 31, 2019, the accompanying audited financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $244,993 and negative working capital of $171,845. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following March 31, 2019. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has financed its activities principally from the sale of equity securities and related party loans. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements.

Note 2 – Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2019 and 2018 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

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

Consolidation of Subsidiaries

Subsidiaries are all entities (including structured entities) over which the Group has control. The Group controls an entity when the Group is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity. Subsidiaries are fully consolidated from the date on which control is transferred to the Group. They are deconsolidated from the date that control ceases.

The Group applies the acquisition method to account for business combinations. The consideration transferred for the acquisition of a subsidiary is the fair values of the assets transferred, the liabilities incurred to the former owners of the acquiree and the equity interests issued by the Group. The consideration transferred includes the fair value of any asset or liability resulting from a contingent consideration arrangement. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The Group recognises any non-controlling interest in the acquiree on an acquisition-by-acquisition basis, either at fair value or at the non-controlling interest’s proportionate share of the recognised amounts of acquiree’s identifiable net assets.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2019, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal tax examinations nor has it had any federal income tax penalties since its inception.

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

Note 3 – NOTES PAYABLE

Notes payable – Short-term consisted of the following as of:

	March 31, 2019	March 31, 2018

Note payable, 12% interest per annum, due on August 8, 2016. Note is in default and unsecured.	$—	$10,000
Note payable, 12% interest per annum, due on August 27, 2016. Note is in default and unsecured.	—	10,000
Note payable, 8% interest per annum, due on May 18, 2018. Note is unsecured	—	10,000
Note payable, 8% interest per annum, due on June 30, 2018. Note is unsecured.	—	11,000
Note payable, 12% interest per annum, due on July 10, 2018. Note is unsecured.	—	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	—
	$170,000	$51,000

On May 15, 2018, the Company entered into a first amendment to the convertible promissory note agreement with Trius Holdings Limited. This agreement will become due and payable in whole on or before May 17, 2019.

On June 6, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, for $15,000 each, totaling $75,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019 (original maturity date of December 5, 2018 was extended on November 15, 2018 and again on May 1, 2019). These note holders are considered to be related parties due to their influence.

On November 2, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Attibute Ltd, for $10,000 each, totaling $50,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019 (original maturity date of May 1, 2019 was extended on May 1, 2019).

On March 20, 2019, the Company entered into promissory notes with four investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd. for $10,000 each, and with Attibute Ltd, for $15,000, totaling $45,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019.

These note holders are considered to be related parties due to their influence.

On June 26, 2018, the Company paid off one of the existing defaulted notes for $10,000, including accrued interest of $3,321. Additionally, on August 24, 2018, the Company paid off four of the existing notes for $41,000, including accrued interest of $5,655.

Note 4 – RELATED PARTY

Other than transactions and balances related to cash and share based compensation to officers and directors the company had the following related party transactions.

Effective June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director, and was in position until January 8, 2019. Mr. Reithinger is the Founder and President of Eventus Advisory Group, LLC, a private, CFO-services firm, and Eventus Consulting, P.C., a registered CPA firm (collectively “Eventus”). Commencing on June 15, 2015, Eventus was engaged to provide accounting and advisory services to the Company in connection with audit coordination, financial statement preparation and SEC filings. During the years ended March 31, 2019, we incurred accounting fees of $6,993 and during the year ended March 31, 2018 we incurred accounting fees of $11,009 to Eventus.

On May 16, 2018 Mr. Reithinger resigned as the Company’s Secretary and in addition the Company appointed Eyal Ben Ami to the Board of Directors and Oded Gilboa as Secretary. Each of these individuals was identified by the group of note holders.

On November 2, 2018 Oded Gilboa was appointed CFO and on January 8, 2019 Mr. Ben Ami was appointed President and sole director. Thus, as of the date of filing, Mr. Reithinger has no position in the company.

Until January 8, 2019, the Company used office space in Scottsdale, Arizona, provided by Eventus at no charge. From January 8, 2019, to May 1, 2019 the Company had no office space. From May 1, 2019 the company leases approximately 250 square feet of office space from Yaad, a shareholder, for its principal corporate offices in Tel Aviv, Israel for $ 140 per month under a month-to-month lease

On June 26, 2018, the Company paid off one of the existing defaulted notes for $10,000, including accrued interest of $3,321. Additionally, on August 24, 2018, the Company paid off four of the existing notes for $41,000, including accrued interest of $5,655.

On June 6, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, for $15,000 each, totaling $75,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019. These note holders are considered to be related parties due to their influence.

On November 2, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Attibute Ltd, for $10,000 each, totaling $50,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019. These note holders are considered to be related parties due to their influence.

On March 20, 2019, the Company entered into promissory notes with four investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., for $10,000 each, and with Attribute Lt. for $15,000 totaling $45,000. The notes accrue interest at a rate of 8% per annum and are each due on May 1, 2019. These note holders are considered to be related parties due to their influence.

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

As of March 31, 2019, the Company has $51,449 in gross deferred tax assets resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the year ended March 31, 2019. As of March 31, 2019, the Company has federal net operating loss carry forwards of $244,993 available to offset future taxable income through 2031.

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

NOTE 6 – SUBSEQUENT EVENTS

On April 4, 2019 promissory Loan Agreement was issued to one investor for the amount of $15,000.

On June 3, 2019, 15,000 shares were issued to one officer under a services agreement. On the same date, 29,800 additional shares were issued to same officer from conversion of warrants also under a services agreement.

