Form 10-Q
period 2019-06-30
Intellisense Solutions Inc.
filed 2019-08-14
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

N/A

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2019, there were 2,574,680 shares of the registrant’s common stock outstanding.

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLISENSE SOLUTIONS INC.

Consolidated Balance Sheets

As of June 30, 2019 (unaudited) and March 31, 2019

	June 30, 2019	March 31, 2019

ASSETS

Current assets:
Cash and cash equivalents	$8,979	$26,322
Total assets	$8,979	$26,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$10,708	$-
Accounts payable to related party	27,000	28,167
Notes payable to related parties	185,000	170,000
Total current liabilities	222,708	198,167

Stockholders’ deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,574,480 shares issued and 2,574,680 outstanding as of June 30, 2019 and 2,529,680 shares issued and outstanding as of March 31, 2019.	2,574	2,529
Additional paid-in capital	75,095	70,619
Subscription receivable	(300)	-
Accumulated deficit	(291,098)	(244,993)
Total stockholders’ deficit	(213,729)	(171,845)
Total liabilities and stockholders’ deficit	$8,979	$26,322

The accompanying notes are an integral part of these unaudited consolidated financial statements

INTELLISENSE SOLUTIONS, INC.

Consolidated Statements of Operations

For the Three months Ended June 30, 2019 and 2018

(unaudited)

	Three Months Ended
	June 30, 2019	June 30, 2018

OPERATING EXPENSES
Professional fees	$33,445	$8,109
General & administrative	8,621	296
Total operating expenses	42,066	8,405

OTHER (EXPENSE):
Interest expense	(4,039)	(1,279)
Total other expense	(4,039)	(1,279)

NET (LOSS)	$(46,105)	$(9,684)

Net loss per share – basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	2,539,180	2,529,680

The accompanying notes are an integral part of these unaudited consolidated financial statements

INTELLISENSE SOLUTIONS INC.

Consolidated Statement of Changes in Shareholders’ (Deficit)

For the Three months Ended June 30, 2019 and 2018

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	receivable	Total
Balance at March 31, 2018	2,529,680	2,529	70,619	(145,453)	-	(72,305)
				(9,684)	-	(9,684)
Balance at June 30, 2018	2,529,680	2,529	70,619	(155,137)	-	(81,989)

Balance at March 31, 2019	2,529,680	2,529	70,619	(244,993)	-	(171,845)
Shares issued for services	15,000	15	1,485	-	-	1,500
Warrants issued for services	-	-	2,721	-	-	2,721
Warrants exercised	30,000	30	270	-	-	300
Subscription receivable					(300)	(300)
Net loss	-	-	-	(46,105)		(46,105)
Balance at June 30, 2019	2,574,680	$2,574	$75,095	$(291,098)	(300)	$(213,129)

The accompanying notes are an integral part of these unaudited consolidated financial statements

INTELLISENSE SOLUTIONS INC.

Consolidated Statements of Cash Flows

For the Three months Ended June 30, 2019 and 2018 (unaudited)

	For the three months ended June 30, 2019	For the three months ended June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(46,105)	$(9,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,221	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,708	(2,942)
Accounts payable to related party	(1,167)	2,709

Net cash used in operating activities	(32,343)	(9,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(10,000)
Proceeds from notes payable to related parties	15,000	60,000

Net cash provided by financing activities	15,000	50,000

NET CHANGE IN CASH	(17,343)	40,083
CASH AT BEGINNING OF PERIOD	26,322	10,153
CASH AT END OF PERIOD	$8,979	$50,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$3,321
Interest	$-	$3,321

NONCASH INVESTING AND FINANCIAL ACTIVITIES
Stock subscription receivable	300	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

INTELLISENSE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 10, 2019, we formed Canna Patch Ltd., an Israeli corporation (“Canna Patch”), which is 90% owned by the Company and 10% owned by Mr. Rafael Ezra, Canna Patch’s chief technology officer.

Basis of Presentation

The unaudited interim financial statements contained in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10- K as of and for the year ended March 31, 2019, as filed with the SEC on July 9, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

Going Concern

As of June 30, 2019, the accompanying consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $219,098 and negative working capital of $213,729. Presently, the Company does not have sufficient cash resources to effectuate its business plans in the next twelve months. In view of these matters, recoverability of any asset amounts shown in the accompanying audited consolidated financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has financed its activities principally from the sale of equity securities and related party loans. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of equity securities with some additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements.

Note 2 – Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s consolidated financial statements. These accounting policies conform to US GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2019 and 2018 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

Principles of Consolidation

The accompanying financial statements reflect the consolidation of the individual financial statements of Intellisense Solutions, Inc. and Canna Patch Ltd. All significant intercompany accounts and transactions have been eliminated.

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – COMMON STOCK

As of March 31, 2019 the Company had 2,529,680 shares issued and outstanding.

On May 1, 2019, the Company entered into a service agreement (the “Optima Service Agreement”) with Oded Gilboa, our Chief Financial Officer, and Optima Solutions Ltd. an Israeli corporation (“Optima”). Under the terms of the Optima Service Agreement, the Company will issue 15,000 share of common stock of the Company along with warrants to purchase 90,000 shares of the Company’s common stock, at an exercise price of $0.01 per share which vest as follows (i) 30,000 shares as of May 1, 2019; (ii) 30,000 shares as of January 1, 2020; and (iii) 30,000 shares as of January 1, 2021. Such warrants were valued at $8,164, using Black-Scholes pricing model. Assumptions used in the valuation included the following: a) market value of stock on measurement date of $0.10; b) risk-free rate of 2.47%; and c) dividend yield of 0%. The Company expensed $2,721, for the three-month period ended June 30, 2019 to reflect the vested amount of warrants.

On June 3, 2019, 15,000 shares were issued, as per the Optima Service Agreement. The shares were valued at $0.10 per share and considered not forfeitable and fully earned on the date of the issuance.

On June 3, 2019, the Chief Financial Officer exercised the warrant to purchase 30,000 shares of common stock of the Company at $0.01 per share. As of June 30, 2019, the Company recorded a $300 stock subscription receivable for this issuance. 29,800 of these shares were issued as of June 30, 2019 with the intent of issuing the remaining 200 share subsequent to  June 30, 2019.

There was no issuance of common stock for the three months ended June 30, 2018.

Note 4 – NOTES PAYABLE

Notes payable – Short-term consisted of the following as of:

	June 30, 2019	March 31, 2019

Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	-
	$185,000	$170,000

On May 15, 2018, the Company entered into a first amendment to the convertible promissory note agreement with Trius Holdings Limited. This agreement became due and payable on or before May 17, 2019 and was paid off on August 24, 2018.

On June 6, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, each in the principal amount of $15,000, totaling $75,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019 (original maturity date of December 5, 2018 was extended on November 15, 2018 and again on May 1, 2019). These note holders are considered to be related parties due to their influence.

On November 2, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd., each in the principal amount of $10,000, totaling $50,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019 (original maturity date of May 1, 2019 was extended on May 1, 2019).

On March 20, 2019, the Company entered into promissory notes with four investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd. for $10,000 each, and Yaad Consulting & Management Services (1995) Ltd. in the principal amount of $15,000, totaling $45,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019.

On April 4, 2019, the Company issued a promissory note to Nir Reinhold in the principal amount of $15,000. The note accrues interest at a rate of 8% per annum and is due on September 30, 2019.

On June 26, 2018, the Company paid off one of the existing defaulted notes for $10,000, including accrued interest of $3,321. Additionally, on August 24, 2018, the Company paid off four of the existing notes for $41,000, including accrued interest of $5,655.

Note 5 – RELATED PARTY

Other than transactions and balances related to cash and share based compensation to officers and directors, the Company had the following related party transactions.

On April 4, 2019, the Company issued a promissory note to Nir Reinhold in the principal amount of $15,000. The note accrues interest at a rate of 8% per annum and is due on September 30, 2019.

On March 20, 2019, the Company issued promissory notes to four investors, Amir Uziel, Lavi Krasney and L.I.A. Pure Capital Ltd. for $10,000 each, and Yaad Consulting & Management Services (1995) Ltd. in the principal amount of $15,000, totaling $45,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019.

On November 2, 2018, the Company issued promissory notes to five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, each in the principal amount of $10,000, totaling $50,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019.

On June 6, 2018, the Company issued promissory notes to five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, each in the principal amount of $15,000, totaling $75,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019.

During the three months ended June 30, 2019, we borrowed $15,000 under one promissory note. The balance payable to such five investors as of June 30, 2019 in aggregate was $185,000 of principal and $10,708 of accrued interest. These note holders are considered to be related parties due to their influence.

On May 1, 2019, we entered into the Optima Service Agreement with Oded Gilboa, our Chief Financial Officer, and Optima, pursuant to which Mr. Gilboa will provide, among other things, certain administrative and accounting services to the Company. In consideration therefor, Mr. Gilboa will be (i) paid $6,000 per month and $300 per month for bookkeeping services related to Canna Patch Ltd. and (ii) issued 15,000 shares of our common stock and a three-year Class A warrant to purchase an aggregate of 90,000 shares of common stock at an exercise price of $0.01 per share which may be exercised on a cashless as to 30,000 shares on each of May 1, 2019, January 1, 2020, and January 1, 2021. Pursuant to the Optima Services Agreement, the Company has an outstanding payable balance of $27,000 due to Optima as of June 30, 2019. (See Note 3 for equity awards).

Until January 8, 2019, the Company used office space in Scottsdale, Arizona, provided by Eventus at no charge. From January 8, 2019, to May 1, 2019 the Company had no office space. From May 1, 2019 the Company leases approximately 250 square feet of office space from Yaad, a shareholder, for its principal corporate offices in Tel Aviv, Israel for $ 140 per month under a month-to-month lease.

Note 6 – SUBSEQUENT EVENTS

On July 4, 2019, the Company issued promissory notes to four investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd. and Yaad Consulting & Management Services (1995) Ltd. each in the principal amount of $10,000 totaling $40,000. The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019. These note holders are considered to be related parties due to their influence.

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

Management has included projections and estimates in the unaudited interim consolidated financial statements contained in this quarterly report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

From May 2018 through March 2019, the Company issued promissory notes in the aggregate principal amount of $ 185,000 to five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd. (“Yaad”). The notes accrue interest at a rate of 8% per annum and are each due on September 30, 2019.

On June 15, 2015, Neil Reithinger was appointed as President, Treasurer, Secretary and a director of the Company, and was the Company’s sole director and officer until his resignation on January 8, 2019. On that date Eyal Ben Ami was appointed President and served in such position until his resignation and the appointment of Idan Maimon as Chief Executive Officer of the Company on April 4, 2019. On November 2, 2018, Oded Gilboa was appointed Chief Financial Officer of the Company

On November 15, 2018, 1,998,000 shares or 79% of the Company’s 2,529,680 then issued and outstanding shares were purchased by fourteen investors under a Share Purchase Agreement from two previous controlling shareholders. One of the investors is currently a more than 10% shareholder.

Since inception, we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officers and directors and designing our website.

On January 10, 2019, we formed Canna Patch Ltd., an Israeli corporation (“Canna Patch”), which is 90% owned by the Company and 10% owned by Mr. Rafael Ezra, Canna Patch’s chief technology officer. Canna Patch entered into a Research and Option Agreement (the “Agreement”) with Yissum Research Development Company of Hebrew University of Jerusalem Ltd. (“Yissum”), effective March 21, 2019. Pursuant to the Agreement, Canna Patch will fund a feasibility study (the “Study”) in the aggregate amount of $94,500 plus VAT relating to Yissum’s research concerning the development of a cannabis patch. The Study will be conducted in two stages, each of six months duration. Based upon the results of an interim study report (the “Interim Report”) at the end of the first stage, Canna Patch may determine whether to continue funding stage two whereupon Canna Patch will pay an additional $23,625 on the commencement of stage two and three months thereafter. In consideration for such financing, Canna Patch will have the option (the “Option”) for an exclusive, worldwide license to all work product and results of the Study, including all intellectual property in the field of systemic and trans-dermal and trans-mucosal delivery of cannabinoids using exudates-based formulations. If Canna Patch exercises the Option, it will be responsible for the costs of any patent filings, maintenance and prosecution.

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

Our financial statements from inception (March 22, 2013) through June 30, 2019 report no revenues and an accumulated deficit of $291,098, working capital deficit is $213,729. Our independent auditor issued an audit opinion for our Company for the year ended March 31, 2019, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our principal offices are located at 20 Raoul Wallenberg St. Tel Aviv, Israel

Results of Operations

Revenue

We did not earn any revenues in the three months ended June 30, 2019 and 2018.

Expenses

Our operating expenses during the three months ended June 30, 2019 and June 30, 2018 were $42,066 and $8,405, respectively. The increase was mainly due to professional and board of directors fees as well as legal fees paid during the three months ended June 30, 2019.

Other expenses during the three months ended June 30, 2019 and June 30, 2018 were $4,039 and $1,279, respectively, and were comprised of interest expense to note holders. The increase was due to a greater number of promissory notes outstanding as of June 30, 2019 compared to June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had a cash balance of $8,979. During the three months ended June 30, 2019, we borrowed $15,000 from a related party to fund ongoing operational expenses. The note accrue interest at a rate of 8% per annum and is due on September 30, 2019. We do not have sufficient cash resources to effectuate our business plans in the next twelve months. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our unaudited interim consolidated financial statements contained in this quarterly report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $46,105 for the three months ended June 30, 2019 and we have an accumulated deficit of $291,098 and a working capital deficit of $213,729 as of June 30, 2019. Presently, we do not have sufficient cash resources to effectuate our business plans for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Since inception, we have financed our activities from loans and the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The unaudited interim consolidated financial statements contained in this quarterly report do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional financing or merge with an operating company that is a going concern as may be required and to ultimately attain profitability.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our unaudited interim condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company and is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons:

(i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company’s principal executive officer and principal financial officer and, (ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

The Company is a smaller reporting company and is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On June 3, 2019, we issued an aggregate of 44,800 shares of common stock to Oded Gilboa, our Chief Financial Officer, pursuant to the Optima Service Agreement with the Company.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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
Eyal Ben Ami
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019

By:	/s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2019

