Form 10-Q
period 2019-09-30
Intellisense Solutions Inc.
filed 2019-11-14
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 14, 2019, there were 2,574,680 shares of the registrant’s common stock outstanding.

INTELLISENSE SOLUTIONS INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLISENSE SOLUTIONS INC.

Consolidated Balance Sheets

As of September 30, 2019 (unaudited) and March 31, 2019

	September 30, 2019	March 31, 2019

ASSETS

Current assets:
Cash and cash equivalents	$2,442	$26,322
Total assets	$2,442	$26,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$-	$-
Accounts payable to related parties	47,894	28,167
Notes payable to related parties	$225,000	170,000
Total current liabilities	272,894	198,167

Stockholders’ deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,574,680 shares issued and outstanding as of September 30, 2019 and 2,529,680 shares issued and outstanding as of March 31, 2019.	2,574	2,529
Additional paid-in capital	75,095	70,619
Subscription receivable	(300)	-
Accumulated deficit	(347,821)	(244,993)
Total stockholders’ deficit	(270,452)	(171,845)
Total liabilities and stockholders’ deficit	$2,442	$26,322

The accompanying notes are an integral part of these unaudited consolidated financial statements

INTELLISENSE SOLUTIONS, INC.

Consolidated Statements of Operations

For the Three and Six months Ended September 30, 2019 and 2018

(unaudited)

	Three months Ended		Six months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

OPERATING EXPENSES
Professional fees	$48,785	$11,224	$82,230	$19,333
General & administrative	3,750	1,974	12,371	2,270
Total operating expenses	52,535	13,198	94,601	21,603

OTHER EXPENSE:
Interest expense	$(4,188)	(1,550)	(8,227)	(2,829)
Total other expense	$(4,188)	(1,550)	(8,227)	(2,829)

NET LOSS	$(56,723)	$(14,748)	$(102,828)	$(24,432)

Net loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	2,574,680	2,529,680	2,574,680	2,529,680

The accompanying notes are an integral part of these unaudited consolidated financial statements

INTELLISENSE SOLUTIONS INC.

Consolidated Statement of Changes in Shareholders’ Deficit

For the Three and Six months Ended September 30, 2019 and 2018

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	receivable	Total
Balance at March 31, 2018	2,529,680	2,529	70,619	(145,453)	-	(72,305)
Net loss				(9,684)	-	(9,684)
Balance at June 30, 2018	2,529,680	2,529	70,619	(155,137)	-	(81,989)
Net loss				(14,748)		(14,748)
Balance at September 30, 2018	2,529,680	2,529	70,619	(169,885)	-	(96,737)

Balance at March 31, 2019	2,529,680	2,529	70,619	(244,993)	-	(171,845)
Shares issued for services	15,000	15	1,485	-	-	1,500
Warrants issued for services	-	-	2,721	-	-	2,721
Warrants exercised	30,000	30	270	-	-	300
Subscription receivable					(300)	(300)
Net loss	-	-	-	(46,105)		(46,105)
Balance at June 30, 2019	2,574,680	$2,574	$75,095	$(291,098)	(300)	$(213,729)

Net loss	-	-	-	(56,723)		(56,723)
Balance at September 30, 2019	2,574,680	$2,574	$75,095	$(347,821)	(300)	$(270,452)

The accompanying notes are an integral part of these unaudited consolidated financial statements

INTELLISENSE SOLUTIONS INC.

Consolidated Statements of Cash Flows

For the Six months Ended September 30, 2019 and 2018 (unaudited)

	For the six months ended September 30, 2019	For the six months ended September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(102,828)	$(24,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,221	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,917)
Accounts payable and accrued liabilities	-	(6,297)
Accounts payable to related party	19,727	853

Net cash used in operating activities	(78,880)	(32,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(51,000)
Proceeds from notes payable to related parties	55,000	75,000

Net cash provided by financing activities	55,000	24,000

NET CHANGE IN CASH	(23,880)	(8,793)
CASH AT BEGINNING OF PERIOD	26,322	10,153
CASH AT END OF PERIOD	$2,442	$1,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$8,976
Income Tax	$-	$-

NONCASH INVESTING AND FINANCIAL ACTIVITIES
Stock subscription receivable	300	-

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

On September 16, 2019 the Company entered into a securities exchange agreement (the “Exchange Agreement”) with Medigus Ltd., an Israeli corporation (“Medigus”), pursuant to which Medigus will exchange 100% of the shares of its wholly-owned subsidiary, ScoutCam Ltd., an Israeli corporation (“ScoutCam”), for 60% of the issued and outstanding shares of the Company, immediately prior to the closing of the exchange transaction (the “Closing”) on a fully-diluted basis. The Closing is subject to the satisfaction of certain closing conditions by the respective parties, including, that the Company have at least US$3,000,000 in cash on hand upon Closing, based on a pre-money valuation of $10,000,000 of the Company on a post-Closing basis. In addition, the Exchange Agreement provides that if ScoutCam achieves US$33,000,000 in sales in the aggregate within the first three years immediately subsequent to the Closing, the Company will issue to Medigus additional shares of the Company’s common stock representing 10% of the Company’s issued and outstanding share capital as of the date of the Closing.

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

Going Concern

As of September 30, 2019, the accompanying consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $347,821 and negative working capital of $270,452. Presently, the Company does not have sufficient cash resources to effectuate its business plan in the next twelve months. In view of these matters, recoverability of any asset amounts shown in the accompanying audited consolidated financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s consolidated financial statements. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2019 and 2018 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The current economic environment has increased the degree and uncertainty inherent in these estimates and assumptions.

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

Note 3 – COMMON STOCK

As of September 30, 2019, the Company had 2,574,680 shares issued and outstanding.

On May 1, 2019, the Company entered into a service agreement (the “Optima Service Agreement”) with Oded Gilboa, our Chief Financial Officer, and Optima Solutions Ltd. an Israeli corporation (“Optima”). Under the terms of the Optima Service Agreement, the Company issued 15,000 share of common stock of the Company along with warrants to purchase 90,000 shares of the Company’s common stock, at an exercise price of $0.01 per share which vest as follows (i) 30,000 shares as of May 1, 2019; (ii) 30,000 shares as of January 1, 2020; and (iii) 30,000 shares as of January 1, 2021. Such warrants were valued at $8,164, using Black-Scholes pricing model. Assumptions used in the valuation included the following: (a) market value of stock on measurement date of $0.10; (b) risk-free rate of 2.47%; and (c) dividend yield of 0%. The Company expensed $2,721, for the six-month period ended September 30, 2019 to reflect the vested amount of warrants.

On June 3, 2019, 15,000 shares were issued, as per the Optima Service Agreement. The shares were valued at $0.10 per share and considered not forfeitable and fully earned on the date of the issuance.

On June 3, 2019, the Chief Financial Officer exercised the warrant to purchase 30,000 shares of common stock of the Company at $0.01 per share. As of September 30, 2019, the Company recorded a $300 stock subscription receivable for this issuance.

There was no issuance of common stock for the six months ended September 30, 2018.

Note 4 – NOTES PAYABLE

Notes payable – Short-term consisted of the following as of:

	September 30, 2019	March 31, 2019

Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	10,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	15,000
Note payable to related party, 8% interest per annum, due on September 30, 2019	15,000	-
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	-
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	-
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	-
Note payable to related party, 8% interest per annum, due on September 30, 2019	10,000	-
	$225,000	$170,000

On May 15, 2018, the Company entered into a first amendment to the convertible promissory note agreement with Trius Holdings Limited. This agreement became due and payable on May 17, 2019 and was paid off on August 24, 2018.

On June 6, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, each in the principal amount of $15,000, totaling $75,000. The notes accrue interest at a rate of 8% per annum and were each due on September 30, 2019 (original maturity date of December 5, 2018 was extended on November 15, 2018 and again on May 1, 2019). These note holders are considered to be related parties due to their influence.

On November 2, 2018, the Company entered into promissory notes with five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd., each in the principal amount of $10,000, totaling $50,000. The notes accrue interest at a rate of 8% per annum and were each due on September 30, 2019 (original maturity date of May 1, 2019 was extended on May 1, 2019).

On March 20, 2019, the Company entered into promissory notes with four investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd. for $10,000 each, and Yaad Consulting & Management Services (1995) Ltd. in the principal amount of $15,000, totaling $45,000. The notes accrue interest at a rate of 8% per annum and were each due on September 30, 2019.

On June 26, 2018, the Company repaid a $10,000 note, including accrued interest of $3,321. Additionally, on August 24, 2018, the Company paid off four of the existing notes for $41,000, including accrued interest of $5,655, in the aggregate.

On April 4, 2019, the Company issued a promissory note to Nir Reinhold in the principal amount of $15,000. The note accrues interest at a rate of 8% per annum and was due on September 30, 2019.

On July 4, 2019, the Company entered into promissory notes with four investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd. and Yaad Consulting & Management Services (1995) Ltd, for $10,000 each, totaling $40,000. The notes accrue interest at a rate of 8% per annum and were each due on September 30, 2019.

As of September 30, 2019 Notes payable in the principle amount of $225,000 due on September 30, 2019 to Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd. Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd. are in default.

Note 5 – RELATED PARTY

Other than transactions and balances related to cash and share based compensation to officers and directors, the Company had the following related party transactions.

On July 4, 2019, the Company entered into promissory notes with four investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd. and Yaad Consulting & Management Services (1995) Ltd., for $10,000 each, totaling $40,000. The notes accrue interest at a rate of 8% per annum and were each due on September 30, 2019.

On April 4, 2019, the Company issued a promissory note to Nir Reinhold in the principal amount of $15,000. The note accrues interest at a rate of 8% per annum and was due on September 30, 2019.

On March 20, 2019, the Company issued promissory notes to four investors, Amir Uziel, Lavi Krasney and L.I.A. Pure Capital Ltd. for $10,000 each, and Yaad Consulting & Management Services (1995) Ltd. in the principal amount of $15,000, totaling $45,000. The notes accrue interest at a rate of 8% per annum and were each due on September 30, 2019.

On November 2, 2018, the Company issued promissory notes to five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, each in the principal amount of $10,000, totaling $50,000. The notes accrue interest at a rate of 8% per annum and were each due on September 30, 2019.

On June 6, 2018, the Company issued promissory notes to five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd, each in the principal amount of $15,000, totaling $75,000. The notes accrue interest at a rate of 8% per annum and were each due on September 30, 2019.

The balance payable to Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd. Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd. as of September 30, 2019 in aggregate was $225,000 of principal and $14,894 of accrued interest and was due on September 30, 2019 to and thus the Notes payable are in default. These note holders are considered to be related parties due to their influence.

On May 1, 2019, we entered into the Optima Service Agreement with Oded Gilboa, our Chief Financial Officer, and Optima, pursuant to which Mr. Gilboa will provide, among other things, certain administrative and accounting services to the Company. In consideration therefor, Mr. Gilboa will be (i) paid $6,000 per month and $300 per month for bookkeeping services related to Canna Patch Ltd. and (ii) issued 15,000 shares of our common stock and a three-year Class A warrant to purchase an aggregate of 90,000 shares of common stock at an exercise price of $0.01 per share which may be exercised on a cashless as to 30,000 shares on each of May 1, 2019, January 1, 2020, and January 1, 2021. Pursuant to the Optima Services Agreement as of September 30, 2019, the Company has an outstanding payable balance of $33,000 due to Optima. (See Note 3 for equity awards).

Until January 8, 2019, the Company used office space in Scottsdale, Arizona, provided by Eventus at no charge. From January 8, 2019, to May 1, 2019 the Company had no office space. From May 1, 2019 the Company has leased approximately 250 square feet of office space from Yaad, a shareholder, for its principal corporate offices in Tel Aviv, Israel for $ 140 per month under a month-to-month lease.

Note 6 – SUBSEQUENT EVENTS

On October 4, 2019, the Company issued promissory notes to Amir Uziel in the principal amount of $5,000. The note accrues interest at a rate of 8% per annum and is due on October 7, 2019.

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, all references to the “Company,” “Intellisense Solutions,” “Intellisense,” “we,” “us” or “our” are to Intellisense Solutions Inc.

Corporate Overview

We were incorporated under the laws of the State of Nevada on March 22, 2013. We were initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. However, were not able to execute our original business plan, develop significant operations or achieve commercial sales. Since inception, we have had limited operating activities, primarily consisting of the incorporation of our company, and designing our website.

We received initial funding in March 2014 of $19,980 through the sale of common stock to our two former officers and directors, who purchased an aggregate of 1,998,000 shares at $0.01 per share.

From May 2018 through March 2019, the Company issued promissory notes in the aggregate principal amount of $185,000 to five investors, Amir Uziel, Lavi Krasney, L.I.A. Pure Capital Ltd., Nir Reinhold and Yaad Consulting & Management Services (1995) Ltd. (“Yaad”). The notes accrue interest at a rate of 8% per annum and were each due on September 30, 2019.

Neil Reithinger served as President, Treasurer, Secretary and sole director of the Company, from June 15, 2015 until his resignation on January 8, 2019. Eyal Ben Ami served as President of the Company from January 8, 2019 until his resignation on April 4, 2019. Idan Maimon has served as Chief Executive Officer of the Company since April 4, 2019 and Oded Gilboa has served as Chief Financial Officer of the Company since November 2, 2018.

On November 15, 2018, 1,998,000 shares or 79% of the Company’s 2,529,680 then issued and outstanding shares were purchased by fourteen investors under a Share Purchase Agreement from two previous controlling shareholders. One of the investors is currently a more than 10% shareholder.

On January 10, 2019, we formed Canna Patch Ltd., an Israeli corporation (“Canna Patch”), which is 90% owned by the Company and 10% owned by Mr. Rafael Ezra, Canna Patch’s chief technology officer. Canna Patch entered into a Research and Option Agreement (the “Research Agreement”) with Yissum Research Development Company of Hebrew University of Jerusalem Ltd. (“Yissum”), effective March 21, 2019. Pursuant to the Agreement, Canna Patch will fund a feasibility study (the “Study”) in two six-month stages in the aggregate amount of $94,500 plus VAT relating to Yissum’s research concerning the development of a cannabis patch. In consideration for such financing, Canna Patch will have the option (the “Option”) for an exclusive, worldwide license to all work product and results of the Study, including all intellectual property in the field of systemic and trans-dermal and trans-mucosal delivery of cannabinoids using exudates-based formulations. The research Study was never performed and the research was not funded under the Research Agreement as the focus of the Company’s strategic direction was changed. Subject to the satisfaction of the closing conditions and the Closing of the exchange transaction with Medigus to acquire the business of ScoutCam as described below, or at some other time in the future, the Company may decide that it is in its best interest to divest itself of its Canna Patch subsidiary.

Recent Developments

On September 16, 2019 the Company entered into a securities exchange agreement (the “Exchange Agreement”) with Medigus Ltd., an Israeli corporation (“Medigus”), pursuant to which Medigus will exchange 100% of the shares of its wholly-owned subsidiary, ScoutCam Ltd., an Israeli corporation (“ScoutCam”), for 60% of the issued and outstanding shares of the Company, immediately prior to the closing of the exchange transaction (the “Closing”) on a fully-diluted basis. The Closing is subject to the satisfaction of certain closing conditions by the respective parties, including, that the Company have at least US$3,000,000 in cash on hand upon Closing, based on a pre-money valuation of $10,000,000 of the Company on a post-Closing basis. In addition, the Exchange Agreement provides that if ScoutCam achieves US$33,000,000 in sales in the aggregate within the first three years immediately subsequent to the Closing, the Company will issue to Medigus additional shares of the Company’s common stock representing 10% of the Company’s issued and outstanding share capital as of the date of the Closing.

ScoutCam is currently engaged in the business of developing minimally invasive endosurgical tools and highly innovative imaging solutions.

Our financial statements from inception (March 22, 2013) through September 30, 2019 report no revenues and an accumulated deficit of $347,821, working capital deficit is $270,452. Our independent auditor issued an audit opinion for our Company for the year ended March 31, 2019, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Results of Operations

Revenue

We did not generate any revenues in the three and six months ended September 30, 2019 and 2018.

Expenses

Our operating expenses during the three and six months ended September 30, 2019 were $52,535 and $94,601 respectively. Operating expenses during the three and six months ended September 30, 2018 were $13,198. The increases in operating expenses during the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018 were mainly due to professional and board of directors’ fees as well as legal fees paid during the three and six months ended September 30, 2019.

Other expenses during the three and six months ended September 30, 2019 were $4,188 and $8,227 respectively and other expense during the three and six months ended September 30, 2018 were $1,550 and $2,829, respectively, and were comprised of interest expense to note holders. The increase during the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2018 was due to a greater number of promissory notes outstanding as of September 30, 2019 compared to September 30, 2018.

Net Loss

Net Loss during the three and six months ended September 30, 2019 were $56,723 and $102,828 respectively. Net Loss during the three and six months ended September 30, 2018 were $14,748 and $24,432, respectively.

Liquidity and Capital Resources

As of September 30, 2019, we had a cash balance of $2,442. During the six months ended September 30, 2019, we borrowed $55,000 from related parties and issued 8% promissory notes which were due on September 30, 2019, to fund ongoing operational expenses. We do not have sufficient cash resources to effectuate our business plans in the next twelve months. We will need to raise capital to fund our ongoing operational expenses. Such capital will likely come from loans and/or the sale of additional equity securities. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

Our unaudited interim consolidated financial statements contained in this quarterly report have been prepared assuming that we will continue as a going concern. We recorded a net loss of $102,828 for the six months ended September 30, 2019 and we have an accumulated deficit of $347,821 and a working capital deficit of $270,452 as of September 30, 2019. Presently, we do not have sufficient cash resources to effectuate our business plans for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Since inception, we have financed our activities from loans and the sale of equity securities. We intend on financing our future development activities and our working capital needs from loans and/or the sale of additional equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. The unaudited interim consolidated financial statements contained in this quarterly report do not include any adjustments that may be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures are not effective for the following reasons:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

INTELLISENSE SOLUTIONS INC.

By:	/s/ Idan Maimon
Idan Maimon
Chief Executive Officer
(Principal Executive Officer)
Date:	November 14, 2019

By:	/s/ Oded Gilboa
Oded Gilboa
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 14, 2019

