Form 10-K
period 2019-12-31
ScoutCam Inc.
filed 2020-03-16
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-188920

SCOUTCAM INC.

(Exact name of registrant as specified in its charter)

Nevada	47-4257143
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 7A, Industrial Park, P.O. Box 3030

Omer, Israel 8496500

(Address of principal executive offices) (Zip Code)

Tel: +972 72 260-2200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

There was no trading market for the registrant’s common stock as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. Therefore, there was no aggregate market value of the voting and non-voting common equity as of such date.

As of December 31, 2019, there were 26,884,921 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of our Company and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report and unless otherwise indicated, the terms “ScoutCam,” “we,” “us,” “our,” or “our Company” refer to ScoutCam Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Part I

Item 1. Business

Change in Fiscal Year End

Effective January 28, 2020, our board of directors determined to change our fiscal year end from March 31 to December 31.

Overview

We are engaged in the development, production and marketing of innovative miniaturized imaging equipment known as our micro ScoutCam™ portfolio for use in medical procedures as well as various industrial applications. As of the date of this Annual Report, we derive a substantial portion of our revenue from applications of our micro ScoutCam™ portfolio within the medical and industrial fields. We have recently begun examining additional applications for our micro ScoutCam™ portfolio outside of the medical device industry, including in, among others, the defense, aerospace, automotive, and industrial non-destructing-testing industries. We plan to further expand the activity in these non-medical spaces.

Corporate History and Background

We were incorporated as a corporation under the laws of the State of Nevada on March 22, 2013 under the name Intellisense Solutions Inc., or Intellisense. We were initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. However, we were unable to execute our original business plan, develop significant operations or achieve commercial sales.

We received initial funding in March 2014 in the aggregate amount of $19,980 through the sale of our common stock to two of our former officers and directors, who purchased in the aggregate 1,998,000 shares of our common stock at $0.01 per share.

On January 10, 2019, we formed Canna Patch Ltd., or Canna Patch, an Israeli corporation, of which 90% was initially owned by our Company, and the remaining 10% owned by Rafael Ezra, Canna Patch’s Chief Technology Officer. Canna Patch did not have any operations and on December 4, 2019, we sold 100% of our holdings in Canna Patch.

On December 30, 2019, we acquired ScoutCam Ltd. As a result of our acquisition of ScoutCam Ltd., we now own all of ScoutCam Ltd.’s issued and outstanding share capital. Following this acquisition, we integrated and fully adopted ScoutCam Ltd.’s business into our Company as our primary business activity.

ScoutCam Ltd. was formed in the State of Israel on January 3, 2019 as a wholly-owned subsidiary of Medigus Ltd., or Medigus, an Israeli company traded on the Nasdaq Capital Market and the Tel Aviv Stock Exchange, and commenced operations on March 1, 2019. ScoutCam Ltd. was incorporated as part of a reorganization of Medigus (the “Reorganization”), which was designed to distinguish ScoutCam Ltd.’s miniaturized imaging business, or the micro ScoutCam™ portfolio, from Medigus’s other operations and to enable Medigus to form a separate business unit with dedicated resources focused on the promotion of such technology. In December 2019, Medigus and ScoutCam Ltd. consummated a certain Amended and Restated Asset Transfer Agreement, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business.

Sales and Marketing

Our vision is to improve the performance of organizations by offering prestigious tools that enhance the visual technological capabilities of companies across a variety of industries. Our mission is to become a global leader providing innovative, custom-tailored visualization solutions to organizations across a variety of industries based on small and highly resistant cameras and supplementary technologies. Since we are focused on custom-tailored solutions, we have a very limited offering of off-the-shelf products, which are used mainly as demonstrators for new prospects of our technology and capabilities, rather than as a major source of revenue. Moreover, as we focus only on the visualization apparatus and supporting components, including for example a small camera, illumination, cleaning methods (e.g., irrigation), and/or a mechanical structure based on the customer’s needs, in most cases our products are components of the customer’s end-user products rather than independent end-user products.

Our business model includes engaging customers seeking to add a video visualization to its existing or new product(s) in two phases. During the first phase, we conduct the research and development that is required in order to specify, develop, and product the designated visualization apparatus, all for an agreed compensation (e.g., a non-recurrent engineering fee). During the second phase, we manufacture the apparatus and sell it to the customer for an agreed transfer price. In some cases, upon a customer’s request, we offer complete ‘turn-key’ contracts, in which we are responsible for most or all product phases, from the specifications phase to the provision of components or products that are complete, packaged and ready for sale. In such cases, we may conduct the necessary regulatory tests and handle the required regulatory approvals. In addition, we may also be responsible, as necessary, for, inter alia, packaging, sterilization, labeling and shipment.

Our customers are technology-based companies and organizations of all sizes, from early stage start-ups to large, well-established, international corporations. However, we prefer engaging the latter business partnership as larger corporations provide financial stability, large quantities, recurring revenue, and valid forecasts for extended durations. In addition, we engage customers from various industries, such as biomedical, aerospace, certain sensitive or classified industries, security and defense, and research.

We interact with prospects globally in order to engage in new projects by various business development and marketing means. The core ScoutCam team that is responsible for these efforts includes a highly experienced VP Business. We use both active and passive marketing measures to gather interest from potential customers. These efforts may include the following:

●	engaging third party companies as territorial representatives in key markets;

●	initiating business engagements based on leads received through our website or via other methods or means;

●	conducting initial R&D together with such prospects in order to evaluate the feasibility of their contemplated projects;

●	maintaining an updated and detailed website presenting our core competency and proven track record;

●	promoting our website in different search engines and other digital forums through SEO campaigning as well as other proactive digital marketing measures;

●	employing certain social media platforms for campaigning and advertising;

●	reconnecting with our large database, which includes a multitude of past prospects;

●	developing and refining marketing communications materials, including digital and printed brochures; and

●	participating in major vision technology exhibitions such as AIA Vision Show (USA) and Vision Show (Germany).

Our Customers

Currently, we have two major customers that generate most of our current and forecasted revenue in the near term. One of them is a large international bio-med company. We develop a visualization component for this customer’s invasive surgical device. The other customer is a US based company that develops and markets minimally invasive, surgical devices for skeletal and soft-tissue procedures. The company specializes in orthopedic surgeries of the extremities.

In addition to these two material customers, we are engaged in initial negotiations with multiple potential customers operating in a variety of sectors, including biomedical, aerospace, military and security, and others. We are pursuing these potential engagements with the goal of securing research and development contracts that may then materialize into multi-year production contracts.

Competition

We previously operated without competition from other companies; however, today there are several companies that offer small cameras, including, but not limited to, Opcom, Fujikura-Picoramedic, Awaiba, Fisba and Misumi. We, unlike the aforementioned competitors, offer customized solutions, which includes additional components as needed. Other companies, such as IntraVu, Medit, and SPI Engineering, offer complete small diameter off-the shelf endoscopes/borescopes. We, however, focus instead on customizing and integrating our solutions into a given customer’s device. Certain companies, such as Enable, Myriad Fiber Imaging Tech., Inc, and Precision Optics, act as direct competitors, since they offer similar services.

Proprietary Rights and Technology

As we develop customized components and/or products per specific customer requirements, our various projects are constantly in different stages of development, including: planning, early R&D for a proof of concept, R&D for a prototype, final product/component development, engineering necessary for a production-ready version, and production of initial batches.

Our intellectual property rights include such patents and patent licenses that were granted or transferred by Medigus as part of the Amended and Restated Asset Transfer Agreement. Under the Amended and Restated Asset Transfer Agreement, Medigus transferred two patent families in exchange for a license in connection with the marketing and sale of the Medigus Ultrasonic Surgical Endostapler. In addition, Medigus granted us a license to access, use, improve, develop, market and sell licensed intellectual property, including the right to any future versions, enhancements, improvements and derivative works of such licensed intellectual property in connection with the development and commercialization of the ScoutCam miniature video technology.

Employment

We currently have 22 full-time (or near full-time) employees.

Regulation

Our approach to regulation is generally determined based on a given project. In our engagements with customers operating in the biomedical sector, we comply with the medical device standards in that corresponding territory, such as the US Food and Drug Administration (FDA) in the US or CE in the European Economic Area (EEA), among others. We are in the process of receiving the required approvals under certain EU Medical Device Regulations, and, in particular, we are compliant with ISO 13485. Compliance with these regulations is achieved through the support we receive from two highly experienced quality assurance and regulatory affairs consultants In addition, we are being audited annually by MEDCERT GmbH, a German Notified Body.

item 1a. risk factors

Risks Related to Our Business, Operations and Financial Condition

Our reliance on third-party suppliers for most of the components of our products could harm our ability to meet demand for our products in a timely and cost-effective manner.

Though we attempt to ensure the availability of more than one supplier for each important component in any product that we commission, the number of suppliers engaged in the provision of miniature video sensors which are suitable for our Complementary Metal Oxide Semiconductor (“CMOS”) technology products is very limited, and therefore in some cases we engage with a single supplier, which may result in our dependency on such supplier. This is the case regarding sensors for the CMOS type technology that is produced by a single supplier in the United States. As we do not have a contract in place with this supplier, there is no contractual commitment on the part of such supplier for any set quantity of such sensors. The loss of our sole supplier in providing us with miniature sensors for our CMOS technology products, and our inability or delay in finding a suitable replacement supplier, could significantly affect our business, financial condition, results of operations and reputation.

Because of ScoutCam’s limited operating history, we may not be able to successfully operate our business or execute our business plan.

Given the limited operating history of ScoutCam, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises. Such risks include, but are not limited to, the following:

●	the absence of a lengthy operating history;

●	insufficient capital to fully realize our operating plan;

●	expected continual losses for the foreseeable future;

●	operating in multiple currencies;

●	our ability to anticipate and adapt to a developing market(s);

●	acceptance of our products by the medical community and consumers;

●	acceptance of our products by the non-medical community and consumers;

●	limited marketing experience;

●	a competitive environment characterized by well-established and well-capitalized competitors;

●	the ability to identify, attract and retain qualified personnel; and

●	operating in an environment that is highly regulated by a number of agencies.

Furthermore, we have a history of losses, and we may not be able to generate sufficient revenues to achieve and sustain profitability, and as a result, there is substantial doubt about our ability to continue as a going concern within the first year following the fiscal year ended December 31, 2019.

Because we are subject to these risks, evaluating our business may be difficult, our business strategy may be unsuccessful and we may be unable to address such risks in a cost-effective manner, if at all. If we are unable to successfully address these risks our business could be harmed.

Our commercial success depends upon the degree of market acceptance by the medical community as well as by other prospect markets and industries.

Our current business model is that of a business-to-business approach, or B2B, in which we seek to identify target businesses interested in integrating our technology, or commissioning individual projects using our technology. Any product that we commission or that is brought to the market may or may not gain market acceptance by prospect customers. The commercial success of our technologies, commissioned products and any future product that we may develop depends in part on the medical community as well as other industries for various use cases, depending on the acceptance by such industries of our commissioned products as a useful and cost-effective solution compared to current technologies. To date, we have not yet commenced proactive market penetration in other industries, with the exception of the biomedical sector. If our technology or any future product that we may develop does not achieve an adequate level of acceptance, or does not garner significant commercial appeal, we may not generate significant revenue and may not become profitable. The degree of market acceptance will depend on a number of factors, including:

●	the cost, safety, efficacy/performance, and convenience of our technology and any commissioned product and any future product that we may develop in relation to alternative products;

●	the ability of third parties to enter into relationships with us without violating their existing agreements;

●	the effectiveness of our sales and marketing efforts;

●	the strength of marketing and distribution support for, and timing of market introduction of, competing technology and products; and

●	publicity concerning our technology or commissioned products or competing technology and products.

Our efforts to penetrate industries and educate the marketplace on the benefits of our technology, and reasons to seek the commissioning of products based on our technology, may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies.

We expect to face significant competition. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer and we may never be profitable.

We expect to compete against existing technologies and proven products in different industries. In addition, some of these competitors, either alone or together with their collaborative partners, operate larger research and development programs than we do, and may have substantially greater financial resources than we do, as well as significantly greater experience in obtaining applicable regulatory approvals applicable to the commercialization of our technologies and future products.

If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with business targets and third parties to perform these services, we may not be successful in commercializing our products and technology.

Given that we are currently a B2B company, our business is reliant on our ability to successfully attract potential business targets. Furthermore, we have a limited sales and marketing infrastructure and have limited experience in the sale, marketing or distribution of our technologies beyond the B2B model. To achieve commercial success for our technologies or any future developed product, we will need to establish a sales and marketing infrastructure or to out-license such future products.

In the future, we may consider building a focused sales and marketing infrastructure to market any future developed products and potentially other product in the United States or elsewhere in the world. Similarly, we may consider evolving our business model in the future and adopting a business-to-consumer approach, or B2C. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force could be expensive and time consuming and could delay any product launch. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize any future products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to potential customers;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing and distribution capabilities or enter into successful arrangements with third parties to perform these services, our revenues and our profitability may be materially adversely affected.

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our products inside or outside of the United States or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our technologies or any future products we may develop.

We depend on the success of micro ScoutCam™ for our revenue, which could impair our ability to achieve profitability.

We plan to derive most of our future revenue from the development services of our imaging equipment and our flagship micro ScoutCam™ and through the engagement with target businesses that are interested in the commissioning of certain products using our technology. Our future growth and success is largely dependent on the successful commercialization of the micro ScoutCam™ technology. If we are unable to achieve increased commercial acceptance of the micro ScoutCam™ technology, or experience a decrease in the utilization of our product line or procedure volume, our revenue would be adversely affected.

We may be subject to product liability claims, product actions, including product recalls, and other field or regulatory actions that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks, product actions and other field or regulatory actions that are inherent in the manufacturing, marketing and sale of medical device products that we may have commissioned for a target business. We may be held liable if such products cause injury or death or is found otherwise unsuitable or defective during usage. Our products incorporate mechanical and electrical parts, complex computer software and other sophisticated components, any of which can contain errors or failures. Complex computer software is particularly vulnerable to errors and failures, especially when first introduced. In addition, new products or enhancements to our existing products may contain undetected errors or performance problems that, despite testing, are discovered only after installation.

If any of our commissioned products are defective, whether due to design or manufacturing defects, improper use of the product, or other reasons, we may voluntarily or involuntarily undertake an action to remove, repair, or replace the product at our expense. In some circumstances we will be required to notify regulatory authorities of an action pursuant to a product failure.

We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our cash balance as of December 31, 2019 was $3,245,000. We may require additional funding to fund and grow our operations and to develop certain products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In the event we required additional capital, the inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we require and are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Our failure to effectively manage growth could impair our business.

Our business strategy contemplates a period of rapid growth which may put a strain on our administrative and operational resources, and our funding requirements. Our ability to effectively manage growth will require us to successfully expand the capabilities of our operational and management systems, and to attract, train, manage, and retain qualified personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to appropriately manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

We may not be able to manage our strategic partners effectively.

Our growth strategy may include strategic partners. The process to bring on, train and assist strategic partners is time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on both existing and potential partners, and there is no guarantee that these will be successful in ultimately increasing our business.

Failure to manage our partners effectively may affect our success in executing our business plan and may adversely affect our business, financial condition and results of operation. We may not realize the anticipated benefits of any or all partnerships, or may not realize them in the time frame expected.

We may not have sufficient manufacturing capabilities to satisfy any growing demand for our commissioned products. We may be unable to control the availability or cost of producing such products.

Our current manufacturing capabilities may not reach the required production levels necessary in order to meet growing demands for any products we may commission or future products we may develop. While we do intend to purchase a manufacturing facility in Israel in the future, such an engagement has not yet materialized and it is not clear at what point the Company will execute such an acquisition. In the interim, and prior to the purchase of a manufacturing facility by the Company, there can be no assurance that our commissioned products can be manufactured at our desired commercial quantities, in compliance with our requirements and at an acceptable cost. Any such failure could delay or prevent us from shipping said products and marketing our technologies in accordance with our target growth strategies.

Testing of our technologies potential applications for our products will be required and there is no assurance of regulatory approval.

The effect of government regulation and the need for approval may delay marketing of our technologies and future potentially developed products for a considerable period of time, impose costly procedures upon our activities and provide an advantage to larger companies that compete with us. There can be no assurance that regulatory approval for any products developed by us will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of our technologies, thereby adversely affecting our operations. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of food products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country.

Our suppliers may not be able to always supply components or products to us on a timely basis and on favorable terms, and as a result, our dependency on third party suppliers can adversely affect our revenue.

We will rely on our third-party suppliers for components and depend on obtaining adequate supplies of quality components on a timely basis with favorable terms to manufacture our commissioned products. Some of those components that we sell are provided to us by a limited number of suppliers. We will be subject to disruptions in our operations if our sole or limited supply contract manufacturers decrease or stop production of components or do not produce components and products of sufficient quantity. Alternative sources for our components will not always be available. Many of our components are manufactured overseas, so they have long lead times, and events such as local disruptions, natural disasters or political conflict may cause unexpected interruptions to the supply of our products or components.

It is our intention, as mentioned in the use of proceeds, to allocate financial resources to improve our inventory management, including establishing an inventory buffer of components appropriate to our business. However, we cannot assure that our attempt will be successful or that product or component shortages will not occur in the future. If we cannot supply commissioned products or future potentially developed products due to a lack of components, or are unable to utilize other components in a timely manner, our business will be significantly harmed. If inventory shortages continue, they could be expected to have a material and adverse effect on our future revenues and ability to effectively project future sales and operating results.

We rely on highly skilled personnel, and, if we are unable to attract, retain or motivate qualified personnel, we may not be able to operate our business effectively.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, as well as our ability to attract and retain skilled employees. Competition for highly skilled management, technical, research and development and other employees is intense and we may not be able to attract or retain highly qualified personnel in the future. In making employment decisions, particularly in the job candidates often consider the value of the equity awards they would receive in connection with their employment. Our long-term incentive programs may not be attractive enough or perform sufficiently to attract or retain qualified personnel.

If any of our employees leaves us, and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition and results of operations could be adversely affected.

Our success also depends on our having highly trained financial, technical, recruiting, sales and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our company could impede our ability to increase revenues from our existing technology and services, ensure full compliance with international and federal regulations, or launch new product offerings and would have an adverse effect on our business and financial results.

We may have difficulty in entering into and maintaining strategic alliances with third parties.

We have entered into, and we may continue to enter into, strategic alliances with third parties to gain access to new and innovative technologies and markets. These parties are often large, established companies. Negotiating and performing under these arrangements involves significant time and expense, and we may not have sufficient resources to devote to our strategic alliances, particularly those with companies that have significantly greater financial and other resources than we do. The anticipated benefits of these arrangements may never materialize, and performing under these arrangements may adversely affect our results of operations.

We may not be able to obtain patents or other intellectual property rights necessary to protect our proprietary technology and business.

We may seek to patent concepts, components, processes, designs and methods, and other inventions and technologies that we consider to have commercial value or that will likely give us a technological advantage. Despite devoting resources to the research and development of proprietary technology, we may not be able to develop technology that is patentable or protectable. Patents may not be issued in connection with pending patent applications, and claims allowed may not be sufficient to allow them to use the inventions that they create exclusively. Furthermore, any patents issued could be challenged, re-examined, held invalid or unenforceable or circumvented and may not provide sufficient protection or a competitive advantage. In addition, despite efforts to protect and maintain patents, competitors and other third parties may be able to design around their patents or develop products similar to our work products that are not within the scope of their patents. Finally, patents provide certain statutory protection only for a limited period of time that varies depending on the jurisdiction and type of patent.

Prosecution and protection of the rights sought in patent applications and patents can be costly and uncertain, often involve complex legal and factual issues and consume significant time and resources. In addition, the breadth of claims allowed in our patents, their enforceability and our ability to protect and maintain them cannot be predicted with any certainty. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of the United States. Even if our patents are held to be valid and enforceable in a certain jurisdiction, any legal proceedings that we may initiate against third parties to enforce such patents will likely be expensive, take significant time and divert management’s attention from other business matters. We cannot assure that any of our issued patents or pending patent applications provide any protectable, maintainable or enforceable rights or competitive advantages to us.

In addition to patents, we will rely on a combination of copyrights, trademarks, trade secrets and other related laws and confidentiality procedures and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights in the United States and other countries. However, our ability to protect our brands by registering certain trademarks may be limited. In addition, while we will generally enter into confidentiality and nondisclosure agreements with our employees, consultants, contract manufacturers, distributors and resellers and with others to attempt to limit access to and distribution of our proprietary and confidential information, it is possible that:

●	misappropriation of our proprietary and confidential information, including technology, will nevertheless occur;

●	our confidentiality agreements will not be honored or may be rendered unenforceable;

●	third parties will independently develop equivalent, superior or competitive technology or products;

●	disputes will arise with our current or future strategic licensees, customers or others concerning the ownership, validity, enforceability, use, patentability or registrability of intellectual property; or

●	unauthorized disclosure of our know-how, trade secrets or other proprietary or confidential information will occur.

We cannot assure that we will be successful in protecting, maintaining or enforcing our intellectual property rights. If we are unsuccessful in protecting, maintaining or enforcing our intellectual property rights, then our business, operating results and financial condition could be materially adversely affected, which could

●	adversely affect our reputation with customers;

●	be time-consuming and expensive to evaluate and defend;

●	cause product shipment delays or stoppages;

●	divert management’s attention and resources;

●	subject us to significant liabilities and damages;

●	require us to enter into royalty or licensing agreements; or

●	require us to cease certain activities, including the sale of products.

If it is determined that we have infringed, violated or are infringing or violating a patent or other intellectual property right of any other person or if we are found liable in respect of any other related claim, then, in addition to being liable for potentially substantial damages, we may be prohibited from developing, using, distributing, selling or commercializing certain of our technologies unless we obtain a license from the holder of the patent or other intellectual property right. We cannot assure that we will be able to obtain any such license on a timely basis or on commercially favorable terms, or that any such licenses will be available, or that workarounds will be feasible and cost-efficient. If we do not obtain such a license or find a cost-efficient workaround, our business, operating results and financial condition could be materially adversely affected and we could be required to cease related business operations in some markets and restructure our business to focus on our continuing operations in other markets.

We may be unable to keep pace with changes in technology as our business and market strategy evolves.

We will need to respond to technological advances in a cost-effective and timely manner in order to remain competitive. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

We have identified a material weakness in our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, we may be unable to report our financial results accurately or meet our reporting obligations.

In connection with the issuance of our consolidated financial statements for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting as of December 31, 2019. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have initiated actions toward remediating this material weakness by identifying our staffing requirements and commencing the process of hiring additional personnel for our finance team with the appropriate level of training and expertise. However, the implementation of these initiatives may not fully address this or any other material weakness or other deficiencies that we may have in our internal control over financial reporting.

We will continue to assess our internal control environment and the potential remediation of this material weakness. If we are unable to certify that our internal control over financial reporting is effective pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business, the price of our ordinary shares and our ability to access the capital markets.

We may incur losses as a result of unforeseen or catastrophic events, including the recent outbreak of the novel coronavirus (COVID-19).

The occurrence of unforeseen or catastrophic events such as terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency), could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our business. In particular, the current outbreak of novel coronavirus (COVID-19) that was first reported from Wuhan, China, on December 31, 2019, including the resulting travel restrictions and quarantines already imposed by several countries, present concerns that may dramatically affect our ability to conduct our business effectively. The trajectory of the coronavirus remains uncertain and it is becoming increasingly plausible that our business, including the livelihood of our employees and customers upon both of which our business relies, may be directly afflicted.

Risks Related to Our Common Stock

Because we were a “shell company,” Rule 144 is unavailable until one year has elapsed from the date that we have filed “Form 10 information” with the SEC, including current financial statements.

Rule 144 provides, as indicated above, that sales of securities of a former shell company may only be made once the applicable waiting period has terminated and only if appropriate current information is available by the company and that it has filed all relevant periodic reports that it is required to file. Rule 144 will be unavailable to holders of restricted securities until one year has elapsed from the date that we filed “Form 10 information” (as defined in Rule 144) with the SEC along with audited financial statements. Once we become current, no assurance can be made that the Company will be able to remain current with its reports. In addition to the above, because we voluntarily file SEC reports with the SEC, following the one (1) year period discussed above, holders will not be permitted to rely on Rule 144 for sales of our shares, unless and until such time as we are mandatorily required under SEC laws, rules and regulations to file periodic reports with the SEC.

The market price of our Common Stock may be highly volatile and such volatility could cause you to lose some or all of your investment.

The market price of our common stock, par value $0.001 per share, or Common Stock, may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the announcement of new products or product enhancements by us or our competitors;

●	developments concerning intellectual property rights;

●	changes in legal, regulatory, and enforcement frameworks impacting our technology or the application of our technology;

●	variations in our and our competitors’ results of operations;

●	fluctuations in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;

●	the results of product liability or intellectual property lawsuits;

●	future issuances of Common Stock or other securities;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

●	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the general stock market has recently experienced price and volume fluctuations. The volatility of our Common Stock could be further exacerbated due to low trading volume. Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock and the loss of some or all of our investors’ investment. Sales of shares of our Common Stock could also depress the then price of our shares.

Because our Common Stock may be a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our Common Stock may be adversely affected.

Our Common Stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange, or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This risk-disclosure document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get their money back.

If applicable, the penny stock rules may make it difficult for stockholders to sell their shares of our Common Stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our Common Stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, stockholders may not always be able to resell their shares of our Common Stock publicly at times and prices that they feel are appropriate.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of stockholders to resell their stock.

Our investors’ ownership in the Company may be diluted in the future.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. For instance, pursuant to that certain Securities Exchange Agreement by and between Intellisense and Medigus, dated September 16, 2019, if ScoutCam achieves US$33.0 million in sales in the aggregate within the first three years following December 30, 2019, the consummation date of such agreement, we will issue shares of Common Stock to Medigus representing 10% of our issued and outstanding share capital as of December 30, 2019. Similarly, we may issue a substantial number of shares of Common Stock or other securities convertible into or exercisable for Common Stock in connection with capital raising activity, hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. We expect to authorize in the future a substantial number of shares of our Common Stock for issuance under a stock option or similar plan, and may issue equity awards to management, employees and other eligible persons. Additional shares of Common Stock issued by us in the future will dilute an investor’s investment in the Company. In addition, we may seek stockholder approval to increase the amount of the Company’s authorized stock, which would create the potential for further dilution of current investors.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.

As of December 31, 2019, our directors, executive officers, principal stockholders and affiliated entities may be deemed to beneficially own, in the aggregate, approximately 66.91% of our outstanding voting securities as of the date hereof. As a result, if some or all of such parties acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

Risks Related to our Operations in Israel

Political, economic and military instability in Israel may impede our ability to operate and harm our financial results.

Our principal executive offices are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region could directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors, Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon). Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Ongoing and revived hostilities or other Israeli political or economic factors, could prevent or delay shipments of our products, harm our operations and product development and cause any future sales to decrease. In the event that hostilities disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies and products, our operations may be materially adverse affected. Furthermore, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries, principally those in the Middle East, still restrict business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. These restrictive laws and policies may seriously limit our ability to sell our products in these countries and may have an adverse impact on our operating results, financial conditions or the expansion of our business.

In addition, political uprisings and conflicts in various countries in the Middle East are affecting the political stability of those countries. This instability has raised concerns regarding security in the region and the potential for armed conflict. In Syria, a country bordering Israel, a civil war is taking place. In addition, there are concerns that Iran, which has previously threatened to attack Israel, may step up its efforts to achieve nuclear capability. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon, as well as a growing presence in Syria. Additionally, the Islamic State of Iraq and Levant, or ISIL, a violent jihadist group whose stated purpose is to take control of the Middle East, remains active in areas within close proximity to Israeli borders. The tension between Israel and Iran and/or these groups may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any potential future conflict could also include missile strikes against parts of Israel, including our offices and facilities. Such instability may lead to deterioration in the political and trade relationships that exist between the State of Israel and certain other countries. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may be disinclined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot be assured that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred and the government may cease providing such coverage or the coverage might not suffice to cover potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving or threatening Israel would likely negatively affect business conditions generally and could harm our results of operations.

On Israel’s domestic front, there is currently a level of unprecedented political instability. The Israeli government has been in a transitionary phase since December 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. In 2019, Israel held general elections twice, in April and September, and a third general election was held on March 2, 2020. The Knesset, for reasons related to this extended political transition, has failed to pass a budget for the year 2020, and certain government ministries, which may be critical to the operation of our business, are without necessary resources and may not receive sufficient funding moving forward. Given the likelihood that the current political stalemate may not be resolved during the next calendar year, our ability to conduct our business effectively may be adversely materially affected.

Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.

Our reporting and functional currency is the U.S. dollar. Our revenues are currently primarily payable in U.S. dollars and we expect our future revenues to be denominated primarily in U.S. dollars. However, certain amount of our expenses are in NIS and as a result, we are exposed to the currency fluctuation risks relating to the recording of our expenses in U.S. dollars. We may, in the future, decide to enter into currency hedging transactions. These measures, however, may not adequately protect us from material adverse effects.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

A significant portion of ScoutCam’s intellectual property has been developed by ScoutCam’s employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by an employee in the course and as a result of or arising from his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patent Law, will determine whether the employee is entitled to remuneration for his inventions. Recent case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that in certain circumstances, such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration (but rather uses the criteria specified in the Patent Law). Although we generally enter into assignment-of-invention agreements with our employees pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such claims, which could negatively affect our business.

Item 1b. unresolved staff comments

Not applicable.

Item 2. properties

We do not own property and currently lease our principal corporate office, which is located at Omer Industrial Park, No. 7A, P.O. Box 3030, Omer 8496500. We believe our leased office sufficiently meets our current needs.

item 3. legal proceedings

We are not aware of any pending legal proceedings to which we are a party, or to which any director, officer or affiliate of our Company, or any owner of record or beneficially of more than 5% of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

item 4. mine safety disclosures.

Not applicable.

part II

item 5. market for registrant’s common equity, related stockholder matters and issuer purchases

Market Information

Our Common Stock is quoted on the OTC Pink under the symbol “SCTC”. There is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of December 31, 2019, there were 90 stockholders of record of our Common Stock and 26,884,921 shares of our Common Stock outstanding.

Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

As of December 31, 2019, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

All of our recent sales of unregistered securities were previously reported on Form 8-K.

Issuer Purchases of Equity Securities

During the period from January 1, 2019 to December 31, 2019, we did not purchase any of our equity securities.

Item 6. selected financial data

As a smaller reporting company, we are not required to provide the information required by this Item.

item 7. management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed below.

Overview

We were incorporated under the laws of the State of Nevada on March 22, 2013 under the name Intellisense Solutions Inc. We were initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. However, were not able to execute our original business plan, develop significant operations or achieve commercial sales.

On December 30, 2019, we acquired all of the issued and outstanding share capital of ScoutCam Ltd. (the “Closing Date”). We plan to integrate and fully adopt ScoutCam Ltd.’s business into our Company as our primary business activity. On December 31, 2019, we changed our name to ScoutCam Inc.

Through ScoutCam Ltd., we are engaged in the development, production and marketing of innovative miniaturized imaging equipment, or our micro ScoutCam™ portfolio, for use in medical procedures as well as various industrial applications. We derive a substantial portion of our revenue from applications of our micro ScoutCam™ portfolio within the medical and industrial fields. We have recently begun examining additional applications for our micro ScoutCam™ portfolio outside of the medical device industry, including in, among others, the defense, aerospace, automotive, and industrial non-destructing-testing industries. We plan to further expand the activity in these non-medical spaces.

Going Concern

The financial statements of the Company have been prepared assuming it will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred operating losses. These factors, among others, raise substantial doubt about its ability to continue as a going concern within one year after the date our accompanying consolidated financial statements are issued. Additionally, our independent registered public accounting firm included an explanatory paragraph in its report for the years ended December 31, 2019, regarding concerns about Company’s ability to continue as a going concern within one year after the date our accompanying consolidated financial statements are issued.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Form 10-K, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying financial statements in accordance with U.S. GAAP. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the years ended December 31, 2019 and 2018 are not necessarily indicative of the results that may be expected for future years.

The accompanying financial statements are presented in U.S. dollars in conformity with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission.

The accompanying comparative consolidated financial statements include the historical accounts of ScoutCam as a “Carve-out Business”, a division of Medigus. Throughout the comparative periods included in these Financial Statements, the Carve-out Business operated as part of Medigus. Separate financial statements have not historically been prepared for the Carve-out Business.

These carve-out comparative financial statements have been prepared on a standalone basis and are derived from Medigus’s consolidated financial statements and accounting records. The carve-out comparative financial statements reflect ScoutCam’s financial position, results of operations, changes in net parent deficit and cash flows in accordance with U.S. GAAP.

The financial position, results of operations, changes in net parent deficit, and cash flows of the Carve-out Business may not be indicative of its results had it been a separate stand-alone entity during the comparative periods presented.

The comparative carve-out financial statements of the Company include expenses which were allocated from Medigus for certain functions, including general corporate expenses related to corporate strategy, procurement, Information Technology (“IT”), Human Resources (“HR”) and legal. These allocation have been made on the basis of direct usage when identifiable, with the remainder allocated on the basis of headcount. Management believes the expense allocation methodology and results are reasonable and consistently applied for all comparative periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred by an independent company or of the costs to be incurred in the future.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, deferred taxes, inventory impairment, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from those estimates.

Revenue Recognition

Revenue Measurement

Commencing on January 1, 2018, the Company’s revenues are measured according to the ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are measured according to the amount of consideration that ScoutCam expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as sales taxes. Revenues are presented net of VAT.

Prior to December 31, 2017, revenues were measured in accordance with ASC 605, “Revenue recognition”. The implementation of ASC 606 did not have a material effect on the financial statements of ScoutCam as ScoutCam’s accounting for revenue recognition remains substantially identical.

Revenue Recognition

The Company recognizes revenue when a customer obtains control over promised goods or services. For each performance obligation ScoutCam determines at contract inception whether it satisfies the performance obligation over time or satisfies the performance obligation at a point in time.

Performance obligations are satisfied over time if one of the following criteria is met:(a) the customer simultaneously receives and consumes the benefits provided by ScoutCam’s performance; (b) ScoutCam’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (c) ScoutCam’s performance does not create an asset with an alternative use to ScoutCam and ScoutCam has an enforceable right to payment for performance completed to date.

If a performance obligation is not satisfied over time, a Company satisfies the performance obligation at a point in time.

The transaction price is allocated to each distinct performance obligations on a relative standalone selling price (“SSP”) basis and revenue is recognized for each performance obligation when control has passed. In most cases, ScoutCam is able to establish SSP based on the observable prices of services sold separately in comparable circumstances to similar customers and for products based on ScoutCam’s best estimates of the price at which ScoutCam would have sold the product regularly on a stand-alone basis. ScoutCam reassesses the SSP on a periodic basis or when facts and circumstances change.

Product Revenue

Revenues from product sales are recognized when the customer obtains control of Company’s product, typically upon shipment to the customer. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Service Revenue

The Company also generates revenues from development services. Revenue from development services is recognized over the period of the applicable service contract. There are no long-term payment terms or significant financing components of ScoutCam’s contracts.

The Company’s contract payment terms for product and services vary by customer. ScoutCam assesses collectibility based on several factors, including collection history.

Accounts Receivable

Accounts receivable are presented in balance sheet net of allowance for doubtful accounts. ScoutCam estimates the collectibility of its accounts receivable balances and adjusts its allowance for doubtful accounts accordingly.

When revenue recognition criteria are not met for a sale transaction that has been billed, the Company does not recognize deferred revenues or the related account receivable.

Inventories

Inventories include raw materials, inventory in process and finished products and are valued at the lower of cost or net realizable value.

The cost is determined on the basis of “first in-first out” basis. Cost of purchased raw materials and inventory in process includes costs of design, raw materials, direct labor, other direct costs and fixed production overheads. Materials and other supplies held for use in the production of inventories are not written down below cost if the finished products in which they will be incorporated are expected to be sold at or above cost.

The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated current and future market values.

Leases

The Company adopted the new accounting standard Accounting Standards Codification 842 “Leases,” and all the related amendments, on January 1, 2019 and used the standard’s effective date as the Company’s date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The new standard also provides practical expedients for an entity’s ongoing accounting. The adoption of this standard did not have a material effect on the Company’s financial statements. On January 1, 2019, the Company recognized ROU assets of approximately USD 19 thousand and lease liabilities of approximately USD 19 thousand for its operating leases of real estate and vehicles. The Company has elected the short-term lease exception for leases with a term of 12 months or less. As part of this election it will not recognize right-of-use assets and lease liabilities on the balance sheet for leases with terms less than 12 months.

The Company’s leases relate to buildings for the Company’s activities and vehicles leases.

Comparison of the Year Ended December 31, 2019 and the Year Ended December 31, 2018

Overview

ScoutCam Ltd. was formed in Israel on January 3, 2019, as a wholly owned subsidiary of Medigus, and commenced operations on March 1, 2019. ScoutCam was incorporated as part of the Reorganization of Medigus, which was designed to distinguish ScoutCam’s miniaturized imaging business, or the micro ScoutCam™ portfolio, from Medigus’s other operations and to enable Medigus to form a separate business unit with dedicated resources focused on the promotion of such technology. In December 2019, Medigus and ScoutCam consummated an Amended and Restated Asset Transfer Agreement, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business.

On March 1, 2019, 12 employees moved from Medigus to ScoutCam. Prior to moving to ScoutCam, the salary costs of those employees were split among all of Medigus’s activities (including the miniaturized imaging business activity). Hence, in the 2018 data provided below, most of the salary costs of these employees are not included. The vast majority of these employees were from the Production and R&D departments. Therefore, their transfer caused large changes in the data of these two line items.

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	2019	2018	% Change
Revenues	309,000	391,000	(21)%
Cost of Revenues	542,000	221,000	145%
Gross Profit (Loss)	(233,000)	170,000	(237)%
Research and development expenses	274,000	183,000	50%
Sales and marketing expense	183,000	270,000	(32)%
General and administrative expenses	1,117,000	240,000	365%
Operating Loss	(1,807,000)	(523,000)	246%

Revenues

For the year ended December 31, 2019, ScoutCam generated revenues of $309,000, a decrease of $82,000 from 2018 revenues.

The tables below set forth our revenues by product:

	2019		2018
U.S. dollars; in thousands
Services	121	39.2%	217	55.5%
Miniature camera and related equipment	188	60.8%	174	44.5%
Total	309	100%	391	100%

The increase in revenues from miniature camera and related equipment was primarily due to an overall increase in the sales of the Company’s products to occasional customers.

The decrease in revenues from services was primarily due to:

(i)	during the year ended December 31, 2018, we recorded revenues for development services provided to a customer in the amount of approximately $130,000 (see ‘Customer A’ in note 11b to our financial statements for the year ended December 31, 2019). During year ended December 31, 2019 we recorded revenues for development services provided to this customer in the amount of approximately $85,000; and

(ii)	during the year ended December 31, 2018, we recorded revenues for development services provided to a customer in the amount of approximately $87,000 (see ‘Customer B’ in note 11b to our financial statements for the year ended December 31, 2019). We did not receive any revenue from development services from this customer during the year ended December 31, 2019.

Cost of Revenues

Cost of revenues for the year ended December 31, 2019 were $542,000, an increase of $321,000, or 145%, compared to cost of revenues of $221,000 for the year ended December 31, 2018.

The increase in cost of revenues was due to:

a)	changes in products and services mix; and

b)	increase in payroll expenses and allocation of other expenses, as result of the Reorganization (as described under “Overview”) and allocating employees salaries from research and development line item to the cost of revenues line item due to the nature of their current work.

Gross Profit (Loss)

Gross loss for the year ended December 31, 2019 was $233,000, a decrease of $403,000 compared to a gross profit of $170,000 for the year ended December 31, 2018. The decrease was primarily due to changes in profitability margins of the product and services mix and due to an increase in payroll expenses as described above.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2019, were $274,000, an increase of $91,000, or 50%, compared to $183,000 for the year ended December 31, 2018. The increase was primarily due to increase in payroll expenses, as result of the Reorganization. In 2018, the salary cost of R&D employees were split among all of Medigus’s activities. Hence, in the 2018 data provided above, most of the salary costs of these employees are not included.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2019, were $183,000, a decrease of $87,000, or 32%, compared to $270,000 for the year ended December 31, 2018. The decrease was primarily due to decrease in payroll expenses, due to the fact that one of the employees that was classified under sales and marketing in 2018 became the CEO in 2019 and his payroll expenses were not classified under S&M in 2019.

General and Administrative Expenses

General and Administrative expenses for the year ended December 31, 2019, were $1,117,000, an increase of $877,000, or 365%, compared to $240,000 for the year ended December 31, 2018. The increase was primarily due to an increase in payroll expenses, as result of the Reorganization (as described under “Overview”) and an increase in professional services. The increase in professional services is due to establishing ScoutCam Ltd. as an independent company and due to the acquisition of ScoutCam Ltd.

Operating loss

We incurred an operating loss of $1,807,000 for the year ended December 31, 2019, an increase of $1,284,000, or 246%, compared to operating loss of $523,000 for the year ended December 31, 2018. The increase in operating results was due to an increase of $403,000 in gross loss, an increase of $91,000 in research and development expenses, and increase of $877,000 in administrative and general expenses partially offset by an $87,000 decrease in sales and marketing expenses.

Liquidity and Capital Resources

We generated liquidity primarily from Medigus and from fund raising as described at note 9 to our financial statements for the year ended December 31, 2019.

On June 3, 2019, Medigus executed a capital contribution into ScoutCam of an aggregate amount of US$720,000.

On August 27, 2019, Medigus provided ScoutCam with a line of credit in the aggregate amount of US$500,000, and, in exchange, ScoutCam granted Medigus a capital note that bears an annual interest rate of 4%. The repayment of the credit line amount shall be spread over one year in monthly payments beginning on the Closing Date. As of the date of the Closing Date, ScoutCam has withdrawn the entire amount of the line of credit.

On December 2019, the Company allotted in a private issuance, a total of 3,413,312 units at the price of USD $0.968 per unit. Each unit was comprised of two shares of Common Stock, one Warrant A (defined below) and two Warrants B (defined below). The immediate proceeds (gross) from the issuance of the units amounted to approximately USD 3.3 million. Each Warrant A is exercisable into one share of Common Stock at an exercise price of USD 0.595 per share during the 12 month period following the allotment. Each Warrant B is exercisable into one share of Common Stock at an exercise price of USD 0.893 per share during the 18 month period following the allotment. In addition, a consultant of the Company, Shrem Zilberman Group Ltd. (the “Consultant”) will be entitled to receive the amount representing 3% of any exercise price of each Warrant A or Warrant B that may be exercised in the future. In the event the total proceeds received as a result of exercise of Warrants A and B will be less than $2 million at the time of their expiration, the Consultant will be required to invest $250,000 in the Company.

As of December 31, 2019, our total assets were $4,757,000. As of December 31, 2018, our total assets were $516,000. The increase of assets was mainly due to an increase of cash and cash equivalents as a result of the private issuance as described above and increase of inventory. As of December 31, 2019, our total liabilities were $2,235,000. As of December 31, 2018, our total liabilities were $634,000. The increase of liabilities was mainly due to an increase of contract liabilities, a loan from Medigus, accrued compensation expenses and other accrued expenses.

During the year ended December 31, 2019, the Company incurred losses of $1,829 thousands and negative cash flow from operating activities of approximately $1,799 thousands. Based on the projected cash flows, the Company’s Management is of the opinion that without further fundraising it will not have sufficient resources to enable it to continue its operating activities, including the development, manufacturing and marketing of its products for a period of at least 12 months from the financial statements issuance date. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include continuing commercialization of Company’s products and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships and others. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to reduce activities, curtail or even cease operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	2019	2018
Cash used in Operating Activity	(1,799,000)	(454,000)
Cash provided by (used in) Investing Activity	(55,000)	4,000
Cash provided by Financing Activity	5,104,000	450,000

Operating Activities

For the fiscal year ended December 31, 2019, net cash flows used in operating activities was $1,799,000, compared to net cash flows used in operating activities of $454,000 for the fiscal year ended December 31, 2018, an increase of $1,345,000. The change was mainly due to an increase in net loss, increase in inventory, and partially offset by increase in contract liability, increase in accrued compensation expenses and increase in other current expenses.

Investing Activities

For the fiscal year ended December 31, 2019, net cash flows used in investing activities was $55,000, compared to net cash flows provided in investing activities of $4,000 for the fiscal year ended December 31, 2018. The change was mainly due to purchase of property and equipment during 2019.

Financing Activities

For the fiscal year ended December 31, 2019, net cash flows provided by financing activities was $5,104,000, compared to net cash flows provided by financing activities of $450,000 for the fiscal year ended December 31, 2018. The change between the two periods is due to the fact that in 2019 we have transfer of assets to Medigus, capital contribution from Medigus, loan from Medigus and cash acquired in connection with the reverse merger.

Future Funding Requirements

The Company believe that it will require additional financing in order to provide the capital it needs to hit its growth targets.

Off-Balance Sheet Arrangements

None.

item 7a. quantitative and qualitative disclosures about market risk

As a smaller reporting company, we are not required to provide the information required by this Item.

item 8. financial statements and supplementary data

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 of this Annual Report.

item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 9, 2020, our Board of Directors approved the replacement of MaloneBailey LLP as its independent registered accounting firm, effective as of February 9, 2020, and appointed Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited, effective as of the same date.

The audit reports prepared by MaloneBailey on the Company’s financial statements for the fiscal years ended 2018 and 2017, each contained a statement expressing substantial doubt as to the Company’s ability to continue as a going concern and MaloneBailey previously informed the Company’s Board of Directors of certain material weaknesses in the Company’s disclosure control and procedures during each of the fiscal years ended 2018 and 2017, and each of the subsequent periods through the date hereof, and pursuant to which the Company determined such disclosure control and procedures were not effective as of March 31, 2019; that notwithstanding, there were no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s two most recent fiscal years.

item 9a. controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, due to the material weakness discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2019 was not effective due to the material weakness described below.

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2019, we have identified a material weakness in our internal control over financial reporting in relation to complexities involving the accounting for our reverse recapitalization transaction. The cause of this material weakness was due to the complex accounting related to the reverse recapitalization transaction, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period-end financial reporting process commensurate with the complexity of the matter. Accordingly, we have determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

We are evaluating and implementing additional procedures in order to remediate this material weakness, however, we cannot assure you that these or other measures will fully remediate the material weakness in a timely manner.

Attestation Independent Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other information

None.

part iii

Item 10. Directors, Executive Officers and corporate governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of our directors and executive officers:

Name	Age	Position
Prof. Benad Goldwasser	69	Chairman of the Board
Dr. Yaron Silberman*	49	Chief Executive Officer
Tanya Yosef*	37	Chief Financial Officer
Shmuel Donnerstein†	67	Director
Ronen Rosenbloom	47	Director
Issac Zilberman	68	Director
Lior Amit	53	Director

*	Executive Officer
†	Independent Director

Prof. Benad Goldwasser has served as chairman of our board of directors since December 26, 2019, and has served as chairman of ScoutCam Ltd.’s board of directors since its inception. Prof. Goldwasser is a serial entrepreneur and retired urology medical doctor. In 2016, Prof. Goldwasser launched a venture capital fund partnered with SAIL, a Shanghai Government investment company. Prof. Goldwasser has served as a member of the board of directors of Innoventric Ltd. since 2017. From 2013-2016 Prof. Goldwasser served as an external director of BioCanCell Ltd. (TASE: BICL). Prof. Goldwasser was the co-founder of Vidamed Inc., Medinol Ltd., Rita Medical Inc., Optonol Ltd. and GI View Ltd. Prof. Goldwasser served as managing director of Biomedical Investments Ltd., an Israeli Venture Capital firm. During his medical career, he served as Chairman of Urology at the Chaim Sheba Medical Center and Professor of Surgery at Tel-Aviv University. Prof. Goldwasser holds an MD and MBA from Tel-Aviv University.

Dr. Yaron Silberman has served as our chief executive officer since December 27, 2019, and has served as chief executive officer of ScoutCam Ltd. since March 2019. Prior to that, since January 2011, Dr. Silberman served as ScoutCam’s VP Sales and Marketing. Dr. Silberman has served as Marketing Director of NiTi Surgical Solutions Ltd., and as Product Manager of Given Imaging Ltd. Dr. Silberman holds a PhD in Computational Neuroscience and Data Processing from Hebrew University of Jerusalem, Israel, an MBA from the College of Management Academic Studies of Rishon Le’Zion, Israel, and a BA in Theoretical Mathematics from The Technion Institute of Technology, Israel.

Tanya Yosef has served as our chief financial officer since December 27, 2019. Ms. Yosef is a certified public accountant with many years of experience, who has served as the Company’s controller since December 2009. During 2008-2009 Ms. Yosef worked in the audit department at Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited. Ms. Yosef holds a BA in Economics and Accounting from the Ben-Gurion University of the Negev.

Shmuel Donnerstein has served on our board of directors since December 26, 2019. Mr. Donnerstein is the chairman and owner of the RB Group. Prior to that, in 1995 Mr. Donnerstein established Open Gallery Door Company, and in 1998 led its merger with Carmiel Timber Plants, which Mr. Donnerstein had acquired prior to the merger. Mr. Donnerstein managed the combined company until 2006. Earlier in his career, Mr. Donnerstein was owner and CEO of Motti Sweets from 1975 until it was acquired by the Strauss Group in 1983. In 2014, Mr. Donnerstein was awarded the Industry Prize from the Manufacturers’ Association of Israel.

Ronen Rosenbloom has served as a member of our board since December 26, 2019. Mr. Rosenbloom is an independent lawyer working out of a self-owned law firm specializing in white collar offences. Mr. Rosenbloom serves as chairman of the Israeli Money Laundering Prohibition committee and the Prohibition of Money Laundering Committee of the Tel Aviv District, both of the Israel Bar Association. Mr. Rosenbloom previously served as a police prosecutor in the Tel Aviv District. Mr. Rosenbloom holds an LLB from the Ono Academic College, an Israeli branch of University of Manchester.

Issac Zilberman has served as a member of our board since December 26, 2019. From 2007 through the end of 2016, Mr. Zilberman also served as a special investment advisor at Sullam Holdings L.R. Ltd., a financial services corporation in the Lenny Recanati Group, focusing primarily on investments in high-tech, biotechnology and real estate companies. Mr. Zilberman also serves as a director in other private Israeli companies, and has over 20 years of prior experience as an executive officer of various public and private companies. Mr. Zilberman holds a BA in economics and accounting from Tel Aviv University in Tel Aviv, Israel, and he is a certified public accountant in Israel.

Lior Amit has served on our board of directors since December 26, 2019. Since 2014, Mr. Amit has served as a financial consultant to multiple companies on matters related to, inter alia, mergers and acquisitions. Mr. Amit currently serves as a member of the board of directors for multiple Israeli public and private companies, including in the role of an external or independent director. Mr. Amit holds both a BA in economics and accounting and an MBA from Tel-Aviv University. Mr. Amit is a certified public accountant in Israel.

Term of Office

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the board.

Significant Employees

We currently have no significant employees.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

a)	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

d)	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

e)	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

f)	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our directors, officers and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We currently do not have a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management’s attention has been focused on matters pertaining to raising capital and the operation of the business.

Board Committees

Currently, our board of directors does not have any audit, nominating or compensation committees, or committees performing similar functions.

item 11. Executive Compensation

Summary Compensation Table

The following table sets out the compensation paid, for the twelve-month period ended December 31, 2019, to the following Named Executive Officers:

●	Dr. Yaron Silberman, our Chief Executive Officer and the Chief Executive Officer of our wholly-owned subsidiary, ScoutCam Ltd.;

●	Idan Maimon, our former Chief Executive Officer, who resigned from such role on December 26, 2019;

●	Amir Govrin, the Chief Technology Officer of our wholly-owned subsidiary, ScoutCam Ltd.; and

●	Gal Golov, the VP Business Development of our wholly-owned subsidiary, ScoutCam Ltd.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
	$ in thousands
Dr. Yaron Silberman, Chief Executive Officer(1)	2019	$165	$-	$-	$-	$15	$180

Idan Maimon, Former Chief Executive Officer(2)	2019	$9	$-	$-	$-	$-	$9

Amir Govrin, Chief Technology Officer of ScoutCam Ltd.(3)	2019	$137	$-	$-	$-	$18	$155

Gal Golov, VP Business Development of ScoutCam Ltd.(4)	2019	$109	$-	$-	$-	$-	$109

(1)	Consists of Dr. Silberman’s compensation earned in his capacity as the Chief Executive Officer of wholly-owned subsidiary, ScoutCam Ltd. Dr. Silberman did not earn any compensation in his capacity as the Chief Executive Officer of ScoutCam Inc.

(2)	Consists of Mr. Maimon’s compensation earned in his capacity as the Chief Executive Officer of Intellisense Solutions Inc., from March 31, 2019 until December 26, 2019.

(3)	Consists of Mr. Govrin’s compensation earned in his capacity as the Chief Technology Officer of our wholly-owned subsidiary, ScoutCam Ltd.

(4)	Consists of Mr. Golov’s compensation earned in his capacity as the VP Business Development of our wholly-owned subsidiary, ScoutCam Ltd. Mr. Golov’s employment with the Company concluded on February 28, 2020.

Employment Agreements

We have entered into written employment agreements with each of our executive officers. All of these agreements contain customary provisions regarding noncompetition, confidentiality of information and assignment of inventions. However, the enforceability of the noncompetition provisions may be limited under applicable law. In addition, we have entered into agreements with each executive officer and director pursuant to which we have agreed to indemnify each of them to the fullest extent permitted by law to the extent that these liabilities are not covered by directors and officers insurance.

Outstanding Equity Awards

There were no equity awards made to our Named Executive Officers that were outstanding as of December 31, 2019.

Retirement or Similar Benefit Plans

We do not have any arrangements or plans that provide for the payment of retirement or similar benefits to our directors or executive officers.

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

Director Compensation

The following table sets out the compensation paid to directors for services rendered during the twelve-month period ended December 31, 2019.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Prof. Benad Goldwasser(1)(2)	$100,000	$-	$-	$-	$100,000
Shmuel Donnerstein(3)	$-	$-	$-	$-	$-
Ronen Rosenbloom(3)	$-	$-	$-	$-	$-
Issac Zilberman(3)	$-	$-	$-	$-	$-
Lior Amit(3)	$-	$-	$-	$-	$-
Idan Maimon(4)	$9,000	$-	$-	$-	$9,000
Eyal Ben Ami(4)	$6,000	$-	$-	$-	$6,000

(1)	Appointed as a director of ScoutCam Inc. on December 26, 2019, and served as Chairman of the Board of Directors of our wholly-owned subsidiary, ScoutCam Ltd., since its inception.

(2)	On July 31, 2019, ScoutCam Ltd. and Prof. Benad Goldwasser entered into a consulting agreement, whereby Prof. Goldwasser agreed to serve as chairman of the board of directors of ScoutCam Ltd., effective retroactively to March 1, 2019, in consideration for, inter alia, a monthly fee of $10,000 and options representing 5% of our fully-diluted share capital as of the Closing Date.

(3)	Appointed as a director of ScoutCam Inc. on December 26, 2019.

(4)	Resigned as a director of Intellisense Solutions Inc. on December 26, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our Common Stock as of December 31, 2019, of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our Common Stock.

The percentage of Common Stock beneficially owned is based on 26,884,921 shares of Common Stock outstanding as of December 31, 2019. The number and percentage of shares beneficially owned by a person or entity also include shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of December 30, 2019. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Unless otherwise indicated below, the address for each beneficial owner listed in the table below is c/o ScoutCam Inc., Suite 7A, Industrial Park, P.O. Box 3030, Omer, Israel 8496500.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Prof. Benad Goldwasser(2)	Common Stock	517,018	1.90%
Dr. Yaron Silberman	Common Stock	-	-%
Shmuel Donnerstein(3)	Common Stock	1,034,035	3.76%
Ronen Rosenbloom	Common Stock	-	-%
Isaac Zilberman	Common Stock	-	-%
Lior Amit	Common Stock	-	-%
Tanya Yosef	Common Stock	-	-%
Directors and officers as a group (7 individuals)	Common Stock	1,551,053	5.58%
Medigus Ltd.	Common Stock	16,130,952	60.00%
Yoram Baumann(4)	Common Stock	1,551,053	5.58%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

(2)	Consists of 206,807 shares of Common Stock and 310,211 warrants to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of December 31, 2019.

(3)	Consists of 413,614 shares of Common Stock and 620,421 warrants to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of December 31, 2019

(4)	Consists of 620,421 shares of Common Stock and 930,632 warrants to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of December 31, 2019.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

On June 3, 2019, Medigus executed a capital contribution into ScoutCam Ltd. of an aggregate amount of $720,000.

On July 31, 2019, ScoutCam Ltd. and Prof. Benad Goldwasser entered into a consulting agreement, whereby Prof. Goldwasser agreed to serve as chairman of the board of directors of ScoutCam Ltd., effective retroactively to March 1, 2019, in consideration for, inter alia, a monthly fee of $10,000 and options representing 5% of our fully-diluted share capital as of the Closing Date.

On August 27, 2019, Medigus provided ScoutCam Ltd. with a line of credit in the aggregate amount of US$500,000, and, in exchange, ScoutCam Ltd. granted Medigus a capital note that bears an annual interest rate of 4%. The repayment of the credit line amount is spread over one year in monthly payments beginning on the date of the Closing Date, being January 2020. As of December 31, 2019, ScoutCam Ltd. has withdrawn the entire amount of the line of credit.

On September 3, 2019, a certain Asset Transfer Agreement by and between ScoutCam Ltd. and Medigus dated May 28, 2019 became effective, whereby, inter alia, ScoutCam Ltd. transferred certain assets to Medigus representing an aggregate amount of $168,000. Under the terms of the Amended and Restated Asset Transfer Agreement, Medigus transferred certain intellectual property rights and licenses, collectively representing an aggregate of $9.8 million.

On December 10, 2019, ScoutCam Ltd. and Shrem Zilberman Group Ltd. (the “Consultant”) entered into a consulting agreement whereby in exchange for certain consulting services, the Consultant received, among other things, an aggregate flat fee of $165,000 and an amount representing 3% of any exercise price related to those warrants issued as part of that certain Securities Purchase Agreement executed by and between the Company and those investors listed therein. Additionally, in the event the total proceeds received as a result of exercise of such Warrants will be less than $2 million at the time of their expiration, the Consultant will be required to invest $250,000 in the Company.

On February 12, 2020, the Company’s Board of Directors authorized the allotment of options to purchase 2,235,691 shares of Common Stock to Prof. Benad Goldwasser, our Chairman of the Board, representing 5% of our fully-diluted share capital as of the Closing Date as in accordance with that agreement on July 31, 2019, and 1,865,346 options to purchase shares of Common Stock to certain officers of the Company. Each option is convertible into one share of Common Stock at an exercise price of $0.29. See also note 13b.

On March 15, 2020, the Company’s Board of Directors approved, among other things, a quarterly fee of $4,000 payable to each of the Company’s currently serving directors, excluding Professor Benad Goldwasser; and an allotment of options to purchase 576,888 shares of Common Stock of the Company to each of the Company’s currently serving directors, excluding Professor Benad Goldwasser. The terms of the options granted to the Company’s currently serving directors include (i) an exercise price of $0.29 (ii) a vesting schedule whereby 25% of the options granted will vest on the first anniversary of March 15, 2020, and 6.25% of the options will vest at the end of each subsequent three-month period thereafter over the course of the following two (2) years; and (iii) an acceleration mechanism pursuant to which any outstanding and unvested option shall immediately accelerate and vest upon the occurrence of certain events, including, inter alia, a merger or sale of all assets of the Company.

Policies and Procedures for Related Party Transactions

Our board of directors is responsible for approving all related party transactions. Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions with our related persons. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Director Independence

We currently have one independent director on our board of directors, Mr. Shmuel Donnerstein. We are not currently subject to listing requirements of any national securities exchange, which generally stipulates certain requirements that a majority of a company’s board of directors be classified as “independent”. As a result, we are not at this time required to have our board of directors comprised of a majority of “independent directors”. Notwithstanding the foregoing, we have voluntarily adopted the definition of “independent” as defined under Nasdaq Rule 5605(a)(2), and believe Mr. Donnerstein qualifies accordingly.

Item 14. Principal accounting fees and services

Independent Public Accounting Firm

On February 9, 2020, the Registrant’s board of directors appointed Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited as the Registrant’s independent public accounting firm for the fiscal year ended December 31, 2019. MaloneBailey LLP served as the Registrant’s independent public accounting firm since 2013.

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by (i) MaloneBailey LLP, an independent registered public accounting firm, for the nine-month period ended December 31, 2019, and the fiscal year ended March 31, 2019, and (ii) Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited for the fiscal year ended December 31, 2019:

Services	Year Ended December 31, 2019		Year Ended March 31, 2019
Audit fees(1)	$173,000	(2)	$11,485
Audit related fees	–		–
Tax fees(3)	10,000		–
All other fees	–		–
Total fees	$183,000		$11,485

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit Fees consists of $16,000 in connection with the services rendered by MaloneBailey LLP, and $157,000 in connection with the services rendered by Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited.
(3)	Tax fees consist of preparation of federal and state tax returns.

Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.

Audit Committee Administration of Engagement

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures with respect to the engagement of an accountant for audit or non-audit services. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered.

Part IV

Item 15. exhibits, financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on May 29, 2013)
3.1.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on May 29, 2013)
4.1*	Description of the Registrant’s Securities
10.1	Securities Exchange Agreement, dated September 16, 2019, by and between our Company and Medigus Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)
10.2	Form of Securities Purchase Agreement, dated December 26, 2019, by and between our Company, ScoutCam Ltd., and certain investors listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.3	Form of Escrow Agreement, dated December 26, 2019, by and between our Company, ScoutCam Ltd., Altshuler Shaham Trusts Ltd., and those certain investors that are a party to the Securities Purchase Agreement dated December 26, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.4	Form of Warrant A by and between our Company and those certain investors that are a party to the Securities Purchase Agreement dated December 30, 2019 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.5	Form of Warrant B by and between our Company and those certain investors that are a party to the Securities Purchase Agreement dated December 30, 2019 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.6	Form of Registration Rights Agreement, dated December 26, 2019, by and between our Company and those certain investors that are a party to the Securities Purchase Agreement dated December 26, 2019 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.7	Amended and Restated Asset Transfer Agreement, by and between ScoutCam Ltd. and Medigus Ltd., dated December 1, 2019 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.8	Consulting Agreement by and between ScoutCam Ltd. and Prof. Benad Goldwasser, dated July 31, 2019 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.9*	Consulting Agreement by and between ScoutCam Ltd. and Shrem Zilberman Group Ltd., dated December 10, 2019
10.10*	2020 Share Incentive Plan
10.11*	Form of Notice of Option Grant and Option Agreement
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document]

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUTCAM INC.

By:	/s/ Yaron Silberman
Name:	Yaron Silberman
Title:	Chief Executive Officer
Date:	March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yaron Silberman	Chief Executive Officer	March 16, 2020
Yaron Silberman	(Principal Executive Officer)

/s/ Tanya Yosef	Chief Financial Officer	March 16, 2020
Tanya Yosef	(Principal Financial Officer and Principal Accounting Officer)

/s/ Benad Goldwasser	Chairman of the Board	March 16, 2020
Benad Goldwasser

	Director	March 16, 2020
Shmuel Donnerstein

/s/ Ronen Rosenbloom	Director	March 16, 2020
Ronen Rosenbloom

/s/ Issac Zilberman	Director	March 16, 2020
Issac Zilberman

/s/ Lior Amit	Director	March 16, 2020
Lior Amit

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ScoutCam Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ScoutCam Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of changes in shareholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 15, 2020

We have served as the Company’s auditor since 2019.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	USD in thousands

Assets

CURRENT ASSETS:
Cash and cash equivalents	3,245	-
Accounts receivable	22	90
Inventory	900	81
Parent Company	73	-
Other current assets	78	62
Total current assets	4,318	233

NON-CURRENT ASSETS:
Property and equipment, net	59	13
Operating lease right-of-use assets	53	-
Severance pay asset	327	270
Total non-current assets	439	283

TOTAL ASSETS	4,757	516

Liabilities and shareholders’ equity (capital deficiency)

CURRENT LIABILITIES :
Accounts payable	35	19
Contract liabilities	502	-
Operating lease liabilities - short term	24	-
Accrued compensation expenses	297	131
Loan from Parent company	500	-
Other accrued expenses	552	32
Total current liabilities	1,910	182

NON-CURRENT LIABILITIES:
Contract liabilities	-	200
Operating lease liabilities - long term	29	-
Liability for severance pay	296	252
Total non-current liabilities	325	452

TOTAL LIABILITIES	2,235	634

SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY):
Ordinary shares Common stock, $0.001 par value; 75,000,000 shares authorized, 26,884,921 and 16,130,952* shares issued and outstanding at December 31, 2019 and 2018, respectively	27	16
Additional paid-in capital	4,135	(16)
Parent company deficit	-	(118)
Accumulated deficit	(1,640)	-
TOTAL SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	2,522	(118)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	4,757	516

* Please refer to note 3.

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018
	USD in thousands (except per share data)

REVENUES (*):
PRODUCTS	188	174
SERVICES	121	217
	309	391

COST OF REVENUES:
PRODUCTS	421	104
SERVICES	121	117
	542	221

GROSS PROFIT (LOSS)	(233)	170
RESEARCH AND DEVELOPMENT EXPENSES	274	183
SALES AND MARKETING EXPENSES	183	270
GENERAL AND ADMINISTRATIVE EXPENSES	1,117	240
OPERATING LOSS	(1,807)	(523)
FINANCING EXPENSES, NET	(20)	**
LOSS BEFORE TAXES ON INCOME	(1,827)	(523)
TAXES ON INCOME	(2)	(1)
NET LOSS	(1,829)	(524)
Net loss per Ordinary share (basic and diluted, in USD)	(0.11)	(0.03)
Weighted average Ordinary shares (basic and diluted, in thousands)	16,190	16,131

*	As for revenues related to transaction with the Parent Company – see Note 11(b)
**	Less than 1 thousand

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional paid-in capital	Parent company deficit	Accumulated deficit	Total Shareholders’ equity (Capital deficiency)
	Shares in thousands	USD in thousands
Balance at January 1, 2019	16,131	16	(16)	(118)	-	(118)
Net transfer from Parent company				514		514
Net loss				(189)	(1,640)	(1,829)
Consummation of the Carve-out			207	(207)		-
Capital contribution from Parent company			720			720
Sale of assets to Parent company			168			168
Effect of reverse recapitalization	10,754	11	3,029			3,040
Share based compensation			27			27
Balance at December 31, 2019	26,885	27	4,135	-	(1,640)	2,522

	Ordinary shares		Additional paid-in capital	Parent company deficit	Total Shareholders’ equity (Capital deficiency)
	Shares in thousands	USD in thousands
Balance at January 1, 2018	16,131	16	(16)	(117)	(117)
Net transfer from Parent company				523	523
Net loss				(524)	(524)
Balance at December 31, 2018	16,131	16	(16)	(118)	(118)

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,829)	(524)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	6	5
Share based compensation	27	25
Loss from exchange differences on cash and cash equivalents	5
Other non-cash items	(10)	1

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Accounts receivable	68	(85)
Increase in inventory	(819)	(25)
Other current assets	(16)	(62)
Account payables	16	-
Contract liability	302	192
Accrued compensation expenses	166	(13)
Parent company	(73)	-
Other accrued expenses	358	32
Net cash flows used in operating activities	(1,799)	(454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52)
Change in severance pay asset	(3)	4
Net cash flows provided by (used in) investing activities	(55)	4

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from Parent company	514	450
Sale of assets to Parent company	168	-
Capital contribution from Parent company	720	-
Loan from Parent company	500	-
Cash obtained in connection with Recapitalization Transaction	3,202	-
Net cash flows provided by financing activities	5,104	450

INCREASE IN CASH AND CASH EQUIVALENTS	3,250	-
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	-	-
LOSSES FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(5)	-
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	3,245	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unpaid Recapitalization Transaction costs	89	-

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

As of December 30, 2019

Assets acquired (liabilities assumed):

Current assets excluding cash and cash equivalents	$-
Current liabilities	(73)
Recapitalization Transaction costs	(89)
Reverse recapitalization effect on equity	(3,040)

Cash obtained in connection with Recapitalization Transaction	$3,202

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.

ScoutCam Inc. (the “Company”), formally known as Intellisense Solutions Inc., was incorporated under the laws of the State of Nevada on March 22, 2013 under the name Intellisense Solutions Inc., or Intellisense. The Company was initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. However, the Company was unable to execute it original business plan, develop significant operations or achieve commercial sales. Prior to the closing of the Securities Exchange Agreement (as defined below), the Company was a “shell company”.

ScoutCam Ltd., or ScoutCam, was formed in the State of Israel on January 3, 2019 as a wholly-owned subsidiary of Medigus Ltd. (the “Parent Company”, “Medigus”), an Israeli company traded both on the Nasdaq Capital Market and the Tel Aviv Stock Exchange, and commenced operations on March 1, 2019. Upon incorporation, ScoutCam issued to Medigus 1,000,000 Ordinary shares with no par value. On March 2019, ScoutCam issued to Medigus an additional 1,000,000 Ordinary shares with no par value.

ScoutCam was incorporated as part of a reorganization of Medigus, which was designed to distinguish ScoutCam’s miniaturized imaging business, or the micro ScoutCam™ portfolio, from Medigus’s other operations and to enable Medigus to form a separate business unit with dedicated resources focused on the promotion of such technology. In December 2019, Medigus and ScoutCam consummated a certain Amended and Restated Asset Transfer Agreement, under which Medigus transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business to ScoutCam.

On September 16, 2019, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”), with Medigus, pursuant to which Medigus assigned, transferred and delivered 100% of its holdings in ScoutCam to the Company, in exchange for consideration consisting of shares of the Company’s common stock representing 60% of the issued and outstanding share capital of the Company immediately upon the closing of the Exchange Agreement (the “Closing”). The Exchange Agreement was conditioned on certain obligations by the respective parties, including, but not limited to, that the Company will have at least USD 3 million in cash on hand upon Closing, and that the Company will bear the costs and expenses in connection with the execution of the Exchange Agreement. In accordance with said obligations, the Company undertook to secure at least USD 3 million in funding prior to the Closing, based on a pre-money valuation of USD 10 million of the Company on a post-Closing basis. In addition, the Exchange Agreement provides that if ScoutCam achieves an aggregated amount of USD 33 million in sales within the first three years immediately after the Closing, the Company will issue to Medigus additional shares of Company’s common stock representing 10% of the Company’s issued and outstanding share capital as reflected on the date of the Closing.

The Closing occurred on December 30, 2019 (the “Closing Date”). On December 31, 2019, Intellisense filed with the Nevada Secretary of State a Certificate of Amendment to the Registrant’s Articles of Incorporation to change its name from “Intellisense Solutions Inc.” to “ScoutCam Inc.”, effective December 31, 2019. Thereafter, on January 23, 2019, FINRA approved the Company’s name change and its trading symbol was changed from INLL to SCTC on the OTC Markets, Pink Tier. The Company’s Common Stock is quoted on the OTC Pink under the symbol “SCTC”. There is currently no trading market for Company’s Common Stock and there is no assurance that a regular trading market will ever develop.

Although the transaction resulted in ScoutCam becoming a wholly owned subsidiary of the Company, the transaction constitutes a reverse recapitalization as the shareholders of ScoutCam own a substantial majority of the outstanding common shares of the Company and taking into account that prior to the Closing Date the Company was considered as a shell corporation. Accordingly, ScoutCam is considered accounting acquirer of the merged company.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

ScoutCam has developed a range of micro CMOS (complementary metal-oxide semiconductor) and CCD (charge-coupled device) video cameras, including micro ScoutCam™ 1.2. These innovative cameras are suitable for both medical and industrial applications. Based on its proprietary technology, the Company designs and manufactures endoscopy and micro camera systems for partner companies.

b.	During the year ended December 31, 2019, the Company incurred a loss of USD 1,829 thousand and negative cash flows from operating activities of approximately USD 1,799 thousand. Based on the projected cash flows, the Company’s Management is of the opinion that without further fundraising it will not have sufficient resources to enable it to continue its operating activities including the development, manufacturing and marketing of its products within one year after the issuance date of these consolidated financial statements. As a result, there is a substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

Management’s plans include continuing commercialization of the Company’s products and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships and other opportunities. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to reduce activities, curtail or even cease operations.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of preparation:

The Exchange Agreement is being treated as a reverse recapitalization of Scoutcam Ltd., for financial accounting and reporting purposes. As such, ScoutCam Ltd. is treated as the acquirer for accounting and financial reporting purposes while the Company is treated as the acquired entity for accounting and financial reporting purposes. As a result, the comparative figures that are reflected in the Company’s financial statements are those of ScoutCam and from the Closing Date, the Company’s assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of ScoutCam.

The consolidated financial statements reflect the group’s financial position, results of operations, changes in shareholders equity (capital deficiency) and cash flows in accordance with generally accepted accounting principles in the Unites States (“U.S. GAAP”).

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The accompanying comparative consolidated financial statements include the historical accounts of ScoutCam as a “Carve-out Business”, a division of Medigus. Throughout the comparative periods included in these Financial Statements, the Carve-out Business operated as part of Medigus. Separate financial statements have not historically been prepared for the Carve-out Business.

These comparative carve-out financial statements have been prepared on a standalone basis and are derived from Medigus’s consolidated financial statements and accounting records. The carve-out comparative financial statements reflect ScoutCam’s financial position, results of operations, changes in net parent deficit and cash flows in accordance with U.S. GAAP.

The financial position, results of operations, changes in net parent deficit, and cash flows of the Carve-out Business may not be indicative of its results had it been a separate stand-alone entity during the comparative periods presented.

The comparative carve-out financial statements of the Company include expenses which were allocated from Medigus for certain functions, including general corporate expenses related to corporate strategy, procurement, Information Technology (“IT”), Human Resources (“HR”) and legal. These allocation have been made on the basis of direct usage when identifiable, with the remainder allocated on the basis of headcount. Management believes the expense allocation methodology and results are reasonable and consistently applied for all comparative periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred by an independent company or of the costs to be incurred in the future.

The carve-out comparative financial statements include assets and liabilities specifically attributable to the Carve-out Business. Medigus uses a centralized approach for managing cash and financing operations. Accordingly, a substantial portion of the cash balances are transferred to Medigus’ cash management accounts regularly and therefore are not included in the financial statements. Transfers of cash between Carve-out business and Medigus are included within “Net transfers from Parent company” on the Statements of Cash Flows and the Statements of changes in shareholder’s equity (capital deficiency).

As the carve-out comparative financial statements have been prepared on a carve-out basis, the amounts reflected in Parent Company deficit in the comparative statement of changes in shareholder’s equity (capital deficiency) refer to net loss for the period attributed to ScoutCam in addition to transactions between Medigus and ScoutCam.

The accounting policies set out below have, unless otherwise stated, been applied consistently.

b.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, deferred taxes, inventory impairment, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from those estimates.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Functional currency

A majority of ScoutCam’s revenues are generated in U.S. dollars. The substantial majority of ScoutCam Ltd.’s costs are incurred in U.S. dollars and New Israeli Shekels (“NIS”). ScoutCam Ltd.’s management believes that the U.S. dollar is the currency of the primary economic environment in which ScoutCam Ltd. operates. Thus, the functional currency of ScoutCam Ltd.’s is the U.S. dollar.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Balances in non-dollar currencies are translated into U.S. dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-U.S. dollar transactions and other items in the statements of operations (indicated below), the following exchange rates are used: (i) for transactions exchange rates at transaction dates and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) historical exchange rates. Currency transaction gains and losses are presented in financial income or expenses, as appropriate.

d.	Cash and Cash Equivalents

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

e.	Accounts receivable

Accounts receivable are presented in the Company’s consolidated balance sheet net of allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable balances and adjusts its allowance for doubtful accounts accordingly.

When revenue recognition criteria are not met for a sale transaction that has been billed, the Company does not recognize deferred revenues or the related account receivable.

As of December 31, 2019, no allowance for doubtful accounts was recorded.

f.	Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives:

Machinery and equipment – 6-10 years.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Severance pay

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Pursuant to section 14 of the Severance Compensation Act, 1963 (“Section 14”), all of the Company’s employees in Israel are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments under Section 14 relieve the Company from any future severance payment obligation with respect to those employees and, as such, the Company may only utilize the insurance policies for the purpose of disbursement of severance pay. As a result, the Company does not recognize an asset nor liability for these employees.

The asset and the liability for severance pay presented in the balance sheet reflects employees that began employment prior to Section 14.

The severance pay liability of the Company to its employees that began employment prior to Section 14, based upon the number of years of service and the latest monthly salary and is partly covered by regular deposits with recognized pension funds and deposits with severance pay funds. Under labor agreements, these deposits are in the employees’ names and, subject to certain limitations, are the property of the employees. The liability for employee rights upon retirement covers the severance pay liability of the Company in accordance with labor agreements in force and based on salary components which, in the opinion of management, create entitlement to severance pay. The Company records the obligation as if it were payable at each balance sheet date on an undiscounted basis. The Company may only make withdrawals for the purpose of paying severance.

h.	Stock-Based Compensation

The Company measures and recognizes compensation expense for its equity classified stock-based awards, including stock-based option awards exercisable into shares of common stock of the Parent company under its plan based on estimated fair values on the grant date. The Company calculates the fair value of stock-based option awards on the grant date using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. For the years ended December 31, 2019, and 2018, the volatility was based on the historical stock volatility of the Parent Company. The Company’s expected dividend rate is zero since the Company does not currently pay cash dividends on its stocks and does not anticipate doing so in the foreseeable future. Each of the above factors requires the Company to use judgment and make estimates in determining the percentages and time periods used for the calculation. If the Company were to use different percentages or time periods, the fair value of stock-based option awards could be materially different. The Company recognizes stock-based compensation cost for option awards on an accelerated basis over the employee’s requisite service period, net of estimated forfeitures.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Inventories

Inventories include raw materials, inventory in process and finished products and are valued at the lower of cost or net realizable value.

The cost is determined on the basis of “first in-first out” basis. Cost of purchased raw materials and inventory in process includes costs of design, raw materials, direct labor, other direct costs and fixed production overheads. Materials and other supplies held for use in the production of inventories are not written down below cost if the finished products in which they will be incorporated are expected to be sold at or above cost.

The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated current and future market values.

j.	Revenue recognition

a)	Revenue measurement

Commencing January 1, 2018, the Company’s revenues are measured according to the ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are measured according to the amount of consideration that the Company expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as sales taxes. Revenues are presented net of VAT.

Until December 31, 2017 revenues were measured in accordance with ASC 605, “Revenue recognition”. The implementation of ASC 606 did not have a material effect on the consolidated financial statements of the Company as the Company’s accounting for revenue recognition remains substantially identical.

b)	Revenue recognition

The Company recognizes revenue when a customer obtains control over promised goods or services. For each performance obligation the Company determines at contract inception whether it satisfies the performance obligation over time or satisfies the performance obligation at a point in time.

Performance obligations are satisfied over time if one of the following criteria is met:

(a) the customer simultaneously receives and consumes the benefits provided by the Company’s performance; (b) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (c) the Company’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date.

If a performance obligation is not satisfied over time, a Company satisfies the performance obligation at a point in time.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued):

The transaction price is allocated to each distinct performance obligations on a relative standalone selling price (“SSP”) basis and revenue is recognized for each performance obligation when control has passed. In most cases, the Company is able to establish SSP based on the observable prices of services sold separately in comparable circumstances to similar customers and for products based on the Company’s best estimates of the price at which the Company would have sold the product regularly on a stand-alone basis. The Company reassesses the SSP on a periodic basis or when facts and circumstances change.

Product Revenue

Revenues from product sales are recognized when the customer obtains control of the Company’s product, typically upon shipment to the customer. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Service Revenue

The Company also generates revenues from development services. Revenue from development services is recognized over the period of the applicable service contract. There are no long-term payment terms or significant financing components of the Company’s contracts.

The Company’s contract payment terms for product and services vary by customer. The Company assesses collectibility based on several factors, including collection history.

k.	Cost of revenues

Cost of revenue consists of products purchased from sub-contractors, raw materials for in-house assembly line, shipping and handling costs to customers, salary, employee-related expenses, depreciation and overhead expenses.

l.	Research and development costs

Research and development costs are expensed as incurred and includes salaries and employee-related expenses, overhead expenses, material and third-party contractor’s charges.

m.	Income taxes

Income taxes are accounted for using the asset and liability approach under ASC-740, “Income Taxes” (“ASC-740”). The asset and liability approach require the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

The measurement of current and deferred tax liabilities and assets is based on provisions of the relevant tax law. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

ASC-740 also clarifies the accounting and reporting for uncertainties in income tax. ASC-740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued):

n.	Legal contingencies

From time to time, the Company becomes involved in legal proceedings or is subject to claims arising in its ordinary course of business. Such matters are generally subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when the loss is probable, and it can reasonably estimate the amount of any such loss. The Company is currently not a party to any material legal or administrative proceedings and, is not aware of any material pending or threatened material legal or administrative proceedings against the Company.

o.	Loss per share

Basic loss per share is computed by dividing net loss attributable to ordinary stockholders of the Company, by the weighted average number of shares of common stock as described below.

In computing the Company’s diluted earnings per share, the numerator used in the basic earnings per share computation is adjusted for the dilutive effect, if any, of the Company’s potential shares of common stock. The denominator for diluted earnings per share is a computation of the weighted-average number of ordinary shares and the potential dilutive shares of common stock outstanding during the period.

The loss per share information in these consolidated financial statements is reflected and calculated as if the Company had existed since January 1, 2018. Accordingly, loss per share for all periods was calculated based on the number of shares retroactively adjusted for the exchange ratio determined in the reverse recapitalization (see also note 3).

p.	Leases

The Company adopted the new accounting standard Accounting Standards Codification 842 “Leases,” and all the related amendments, on January 1, 2019 and used the standard’s effective date as the Company’s date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The new standard also provides practical expedients for an entity’s ongoing accounting. The adoption of this standard did not have a material effect on the Company’s financial statements. On January 1, 2019, the Company recognized ROU assets of approximately USD 19 thousand and lease liabilities of approximately USD 19 thousand for its operating leases of real estate and vehicles. The Company has elected the short-term lease exception for leases with a term of 12 months or less. As part of this election it will not recognize right-of-use assets and lease liabilities on the balance sheet for leases with terms less than 12 months. See also note 12.

q.	Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments” that supersedes the existing impairment model for most financial assets to a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. ASU 2016-13 also requires that credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses. The guidance will be effective for Smaller Reporting Companies (SRCs, as defined by the SEC) for the fiscal year beginning on January 1, 2023, including interim periods within that year. We are currently evaluating this guidance to determine the impact it may have on our consolidated financial statements.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVERSE RECAPITALIZATION

On December 30, 2019, Intellisense and Medigus completed the Exchange Agreement accounted for as a reverse recapitalization transaction. Pursuant to the Exchange Agreement, Intellisense issued to Medigus 16,130,952 share. Upon such issuance, ScoutCam Ltd. became a wholly-owned subsidiary of Intellisense On December 31, 2019, Intellisense Solutions Inc. changed its name to ScoutCam Inc.

Immediately prior to the Closing Date the Company’s outstanding common stock was comprised of 3,927,346 shares of common stock $0.001 par value, of which 1,352,666 shares were issued immediately prior to the Closing Date as part of the conversion of promissory notes to related parties and the exercise of warrants by related parties, employees and service providers.

Also on the Closing Date, 3,413,312 units, each comprised of two shares of common stock par value USD 0.001 per share, one Warrant A (as defined below) and two Warrants B (as defined below), were issued to investors as part of the financing transaction that the Company was obligated to secure prior to the closing. The immediate gross proceeds from the issuance of the units amounted to approximately USD 3.3 million.

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the12 month period following the allotment. Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 18 month period following the allotment.

While ScoutCam Inc. was the legal acquirer, ScoutCam Ltd. was treated as the acquiring company for accounting purposes as the Exchange Agreement was accounted for as a reverse recapitalization which is equivalent to the issuance of 10,753,969 shares by ScoutCam Ltd, for the net monetary assets of ScoutCam Inc. As a result, the financial statements of the Company prior to the Closing Date are the historical financial statements of ScoutCam Ltd. The financial statements of the Company after the Closing Date reflect the results of the operations of ScoutCam Ltd. and ScoutCam Inc. on a combined basis. The net acquired assets of the Company as of the Closing Date was $3,040 thousands. There were no fair value adjustments necessary to perform as the carrying values of the net acquired assets approximated fair value. Further, given the nature of the operations of ScoutCam Inc. prior to the Closing Date, there were no intangible assets, including goodwill, established as a result of the Exchange Agreement.

Under the Exchange Agreement, the number of shares of common stock and USD amount for common stock is based on the nominal value and the shares of common stock issued by ScoutCam Inc. (reflecting the legal structure of ScoutCam Inc. as the legal acquirer) on the Closing Date plus shares of common stock issued by ScoutCam Inc. as part of the Exchange Agreement as described above. Historical stockholders’ equity reflects the accounting acquirer, except for share number and USD amount adjusted for the shares exchange ratio pursuant to the Exchange Agreement amounting to 8.065.

NOTE 4 - INVENTORY:

Composed as follows:

	December 31,
	2019	2018
	USD in thousands
Raw materials and supplies	24	38
Work in progress	316	43
Finished goods	560	-
	900	81

During the years ended 2019 and 2018, no impairment occurred.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT, NET:

Property, plant and equipment, net consisted of the following:

	December 31,
	2019	2018
	USD in thousands
Cost: machinery and equipment	132	286
Less: accumulated deprecation	(73)	(273)
Total property and equipment, net	59	13

Depreciation expenses were USD 6 thousand and USD 5 thousand in the years ended December 31, 2019 and 2018, respectively.

NOTE 6 – OTHER ACCRUED EXPENSES:

	December 31,
	2019	2018
	USD in thousands
Unpaid recapitalization transaction costs	89	-
IRS (see note 7b)	73	-
Accrued expenses	390	32
	552	32

NOTE 7 - INCOME TAXES:

a.	Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity (United States and Israel).

Income from Israel was taxed at the corporate tax rate of 23%.

ScoutCam Inc. was incorporated in the United States and is subject to the Federal and State tax laws established in the United States.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduces the corporate tax rate to 21 percent from 35 percent, among other things.

b.	ScoutCam Inc. did not timely file its tax return for 2013-2014 and therefore the IRS imposed penalties in the amount of USD 60 thousand (approximately $73 thousands including interest).

ScoutCam Inc. has not yet filed tax returns for 2015-2018.

c.	Israel tax loss carryforwards

As of December 31, 2019 the Company has accumulated losses for tax purposes that were generated in Israel. These losses may be carried forward and offset against taxable income in the future for an indefinite period. A full valuation allowance was created against the Company’s deferred tax assets generated in Israel. Management currently believes that it is more likely than not that the deferred taxes generated in Israel will not be realized in the foreseeable future.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTIES:

a.	On May 30, 2019, ScoutCam Ltd. entered into an intercompany agreement with Medigus (the “Intercompany Agreement”) according to which ScoutCam Ltd. agreed to hire and retain certain services from Medigus. The agreed upon services provided under the Intercompany Agreement included: (1) lease of office space and clean room based on actual space utilized by ScoutCam Ltd. and in shared spaces according to employee ratio; (2) utilities such as electricity water, IT and communication services based on employee ratio; (3) car services, including car rental, gas usage, payment for toll roads based on 100% of expense incurred from a ScoutCam Ltd. employee car; (4) external accountant services at a price of USD 6,000 per annum; (5) directors and officers insurance at a sum of 1/3 of Parent company cost; (6) CFO services at a sum of 50% of Parent company CFO employer cost; (7) every direct expense of ScoutCam Ltd. that is paid by the Parent company in its entirety subject to approval of such direct expenses in advance; and (8) any other mutual expense that is borne by the parties according to the Respective portion of the Mutual Expense.

The total expenses for year ended December 31, 2019 amounted to USD 329 thousand. As of December 31, 2019 the balance with Medigus amounting to USD 73 thousand represents amounts to be utilized against future services.

In addition, ScoutCam Ltd.’s employees provide support services to Medigus.

b.	On June 3, 2019, the Parent Company executed a capital contribution on account of additional paid in capital into ScoutCam Ltd. of an aggregate amount of USD 720 thousand.

c.	On August 27, 2019, the Parent Company provided ScoutCam Ltd. with a line of credit in the aggregate amount of USD 500 thousand and, in exchange, ScoutCam Ltd. agreed to grant the Parent Company a capital note that will bear an annual interest rate of 4%. The repayment of the credit line amount shall be spread over one year in monthly payments beginning January 2020. The said note is presented in the consolidated balance sheet within “Loan from Parent Company”.

d.	On July 31, 2019, ScoutCam Ltd. and Prof. Benad Goldwasser entered into a consulting agreement, whereby Prof. Goldwasser agreed to serve as chairman of the board of directors of ScoutCam Ltd., effective retroactively to March 1, 2019, in consideration for, inter alia, a monthly fee of $10,000 and options representing 5% of our fully-diluted share capital as of the Closing Date.

e.	On September 3, 2019, a certain Asset Transfer Agreement, by and between ScoutCam Ltd. and the Parent Company dated May 28, 2019, became effective. According to the Asset Transfer Agreement the Company transferred certain assets (property and equipment) with a nil carrying amount to the Parent Company in consideration of USD 168 thousand. The assets were then sold to a third party. The excess of the said consideration over the carrying amount was directly recorded to shareholders’ equity.

f.	During December 2019, the Company entered into a consulting agreement with Shrem Zilberman Group Ltd. (the “Consultant”) in the amount of USD 165 thousand (see also note 9b). A director of the Company is related to one of the Consultant’s shareholders.

g.	On February 12, 2020, the Company’s Board of Directors authorized the allotment of options to purchase 2,235,691 shares of Common Stock of the Company to Professor Benad Goldwasser, the Company’s Chairman of the Board, and options to purchase 1,865,346 shares of Common Stock of the Company to certain officers of the Company. Each option is convertible into one share of common stock of the Company of $0.001 par value at an exercise price of $0.29. See also note 13b.

NOTE 9 - EQUITY:

a.	As discussed in note 3, the Recapitalization is accounted for as a reverse recapitalization with ScoutCam Inc. as the legal acquirer and ScoutCam Ltd. as the accounting acquirer. Under the Recapitalization, the USD amount for shares of common stock is based on the nominal value and the shares of common stock issued by ScoutCam Inc. (reflecting the legal structure of ScoutCam Inc. as the legal acquirer) on the Recapitalization Date plus shares of common stock issued by the Company as part of the Recapitalization as described above. Historical stockholders’ equity reflects the accounting acquirer’s share number and USD amount adjusted for the exchange ratio determined in the Recapitalization.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

b.	In December 2019, the Company allotted in a private issuance, a total of 3,413,312 units at a purchase price of USD $0.968 per unit. Each unit was comprised of two shares of common stock par value US$0.001 per share, one Warrant A (defined below) and two Warrants B (defined below). The immediate proceeds (gross) from the issuance of the units amounted to approximately USD 3.3 million.

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the 12 month period following the allotment. Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 18 month period following the allotment.

In addition, the Company’s Consultant (see also note 8f) will be entitled to receive the amount representing 3% of any exercise price of each Warrant A or Warrant B that may be exercised in the future. In the event the total proceeds received as a result of exercise of Warrants will be less than $2 million at the time of their expiration, the Consultant will be required to invest $250,000 in the Company.

NOTE 10 - REVENUES:

a.	Disaggregation of Revenues:

The following table present the Company’s revenues disaggregated by revenue type for the years ended December 31, 2019 and 2018:

	Year ended on December 31,
	2019	2018
	USD in thousands
Products	188	174
Services	121	217
	309	391

Revenues from products are recognized at a point of time and revenues from services are recognized over time.

b.	Contract liabilities:

The Company’s contract liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	USD in thousands
The change in deferred revenues:
Balance at beginning of year	200	8
Deferred revenue relating to new sales	387	200
Revenue recognition during the period	(85)	(8)
Balance at end of year	502	200

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

Revenue recognized in 2018 that was included in deferred revenue balance as of January 1, 2018 was USD 8 thousand.

There was no revenue recognized in 2019 that was included in deferred revenue balance as of December 31, 2018.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REVENUES (continued):

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2019 the total RPO amounted to USD 906 thousand, which the Company expects to recognize during financial year 2020.

NOTE 11 - ENTITY WIDE DISCLOSURES:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. The Company manages its business based on one operating segment and derives revenues from sales of products and services developing minimally invasive endosurgical tools and highly innovative imaging solutions.

a.	Revenues by geographical area (based on the location of customers)

The following is a summary of revenues within geographic areas:

	Year ended on December 31,
	2019	2018
	USD in thousands
United States	142	300
United Kingdom	33	24
South Korea	-	7
Israel	67	12
Other	67	48
	309	391

b.	Major customers

Set forth below is a breakdown of Company’s revenue by major customers (major customer –revenues from these customers constituted at least 10% of total revenues in a certain year):

	Year ended on December 31,
	2019	2018
	USD in thousands
Customer A	85	134

Customer B	30	92

Customers C	33	21

Customer D – Parent company	36

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LEASES

The Company’s leases relate to vehicles leases and to short term lease of Company’s offices.

The components of lease expenses during the periods presented were as follows:

Year ended December 31, 2019
USD in thousands
Operating lease expenses	29
Short-term lease expenses	60
Total lease expenses	89

Supplemental cash flow information related to operating leases during the period presented was as follows:

Year ended December 31, 2019
USD in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	29
ROU assets obtained in exchange for lease liabilities:
Operating leases	55

Lease term and discount rate related to operating leases as of the period presented were as follows:

December 31, 2019
USD in thousands
Weighted-average remaining lease term (in years)	1.4
Weighted-average discount rate	10%

The maturities of lease liabilities under operating leases as of December 31, 2019 are as follows:

USD in thousands
2020	25
2021	21
2022	14
Total undiscounted lease payments	60
Less: Imputed interest	(7)
Total lease liabilities	53

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS:

a.	On March 3, 2020, the Company allotted in a private issuance a total of 979,754 units at a purchase price of USD $0.968 per unit.

Each unit was comprised of two shares of common stock par value US$0.001 per share, one Warrant A (defined below) and two Warrants B (defined below).

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the 12 month period following the allotment.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 18 month period following the allotment.

The immediate proceeds (gross) from the issuance of all securities offered amounted to approximately USD 948 thousands.

b.	In February 2020, the Company’s Board of Directors approved the 2020 Share Incentive Plan (the “Plan”). The Plan initially included a pool of 5,228,007 shares of common stock for grant to Company employees, consultants, directors and other service providers.

The Plan is designed to enable the Company to grant options to purchase ordinary shares and RSUs under various and different tax regimes including, without limitation: (i) pursuant and subject to Section 102 of the Israeli Tax Ordinance or any provision which may amend or replace it and any regulations, rules, orders or procedures promulgated thereunder and to designate them as either grants made through a trustee or not through a trustee; and (ii) pursuant and subject to Section 3(i) of the Israeli Tax Ordinance.

On March 19, 2020 the Company granted 4,367,515 options pursuant to the Plan. Each option is convertible into one share of common stock of the Company of $0.001 par value at the exercise price of $0.29. For a discussion of options granted to related parties, see Note 8g.

c.

On March 15, 2020, the Company’s Board of Directors approved, among other things: (i) an increase to the Company’s option pool pursuant to the Plan by an additional 576,888 shares of Common Stock for future grants to employees, consultants, directors and other service providers of the Company; (ii) a quarterly fee of $4,000 payable to each of the Company’s directors, excluding Professor Benad Goldwasser; and (iii) the allotment of options to purchase 576,888 shares of Common Stock of the Company to each of the Company’s directors, excluding Professor Benad Goldwasser. Each option granted to the Company’s directors is convertible into one share of Common Stock at an exercise price of $0.29.

