Form 10-K/A
period 2019-12-31
ScoutCam Inc.
filed 2020-05-12
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

EXPLANATORY NOTE

On March 16, 2020, ScoutCam Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to correct a typographical error in the audit report of our independent accounting firm, Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited. The audit report included in the Original Form 10-K identified the report date as March 15, 2020 whereas the appropriate date is March 16, 2020. A new audit report with the correction is filed hereto.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

March 16, 2020

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 3 – REVERSE RECAPITALIZATION

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

NOTE 4 – INVENTORY:

Composed as follows:

	December 31,
	2019	2018
	USD in thousands
Raw materials and supplies	24	38
Work in progress	316	43
Finished goods	560	-
	900	81

During the years ended 2019 and 2018, no impairment occurred.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT, NET:

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

NOTE 7 – INCOME TAXES:

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

NOTE 9 – EQUITY:

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

NOTE 10 – REVENUES:

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

NOTE 11 – ENTITY WIDE DISCLOSURES:

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

NOTE 12 – LEASES

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

NOTE 13 – SUBSEQUENT EVENTS:

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

c.	On March 15, 2020, the Company’s Board of Directors approved, among other things: (i) an increase to the Company’s option pool pursuant to the Plan by an additional 576,888 shares of Common Stock for future grants to employees, consultants, directors and other service providers of the Company; (ii) a quarterly fee of $4,000 payable to each of the Company’s directors, excluding Professor Benad Goldwasser; and (iii) the allotment of options to purchase 576,888 shares of Common Stock of the Company to each of the Company’s directors, excluding Professor Benad Goldwasser. Each option granted to the Company’s directors is convertible into one share of Common Stock at an exercise price of $0.29.

Item 15. exhibits, financial statement schedules

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on May 29, 2013)
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2020)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on May 29, 2013)
4.1**	Description of the Registrant’s Securities
10.1	Securities Exchange Agreement, dated September 16, 2019, by and between our Company and Medigus Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)
10.2	Form of Securities Purchase Agreement, dated December 26, 2019, by and among our Company, ScoutCam Ltd., and certain investors listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.3	Form of Escrow Agreement, dated December 26, 2019, by and among our Company, ScoutCam Ltd., Altshuler Shaham Trusts Ltd., and those certain investors that are a party to the Securities Purchase Agreement dated December 26, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.4	Form of Warrant A by and between our Company and those certain investors that are a party to the Securities Purchase Agreement dated December 30, 2019 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.5	Form of Warrant B by and between our Company and those certain investors that are a party to the Securities Purchase Agreement dated December 30, 2019 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.6	Form of Registration Rights Agreement, dated December 26, 2019, by and among our Company and those certain investors that are a party to the Securities Purchase Agreement dated December 26, 2019 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.7	Amended and Restated Asset Transfer Agreement, by and between ScoutCam Ltd. and Medigus Ltd., dated December 1, 2019 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.8	Consulting Agreement by and between ScoutCam Ltd. and Prof. Benad Goldwasser, dated July 31, 2019 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.9**	Consulting Agreement by and between ScoutCam Ltd. and Shrem Zilberman Group Ltd., dated December 10, 2019
10.10**	2020 Share Incentive Plan
10.11**	Form of Notice of Option Grant and Option Agreement
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document]

*	Filed herewith
**	Filed previously

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUTCAM INC.

By:	/s/ Yaron Silberman
Name:	Yaron Silberman
Title:	Chief Executive Officer
Date:	May 12, 2020