Form 10-Q
period 2020-03-31
ScoutCam Inc.
filed 2020-06-22
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 333-188920

SCOUTCAM INC.
(Exact name of registrant as specified in its charter)

Nevada	847-4257143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 7A, Industrial Park
P.O. Box 3030, Omer, Israel	8496500
(Address of Principal Executive Offices)	(Zip Code)

+972 72 260-2200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2020, the registrant had 28,844,425 shares of common stock, par value $0.001, of the registrant issued and outstanding.

As used in this Quarterly Report and unless otherwise indicated, the terms “ScoutCam,” “we,” “us,” “our,” or “our Company” refer to ScoutCam Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Explanatory Note

On March 25, 2020, the U.S. Securities and Exchange Commission issued an order under Section 36 (Release No. 34-88465) of the Securities Exchange Act of 1934 (the “Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”). The Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) pandemic. ScoutCam Inc. (the “Company”) relied on the Order to delay the filing of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, due to circumstances related to COVID-19. The Company’s headquarters and other accounting offices are located in Israel where “lock-down” or “stay at home” orders were previously implemented in response to the COVID-19 pandemic. While the Israeli government has since relaxed certain of the restrictions previously imposed on business and individuals alike, during the period prior to May 15, 2020, the Company’s accounting personnel and other related service providers worked remotely, and, as a result, the Company’s accounting workflow and its ability to complete necessary review processes and procedures with respect to its financial statements were negatively impacted.  Accordingly, the Company required additional time to prepare and finalize this report.

SCOUTCAM INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2019 (filed on March 16, 2020) entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and especially given the start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ScoutCam INC.

INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

CONSOLIDATED SCOUTCAM INC.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	2,847	3,245
Accounts receivables	12	22
Inventory	1,044	900
Parent company	48	73
Other current assets	256	78
	4,207	4,318

NON-CURRENT ASSETS:
Property and equipment, net	108	59
Operating lease right-of-use assets	72	53
Severance pay asset	289	327
	469	439

TOTAL ASSETS	4,676	4,757

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2020	2019
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payables	40	35
Loan from Parent company	378	500
Contract liabilities	546	502
Operating lease liabilities - short term	32	24
Accrued compensation expenses	273	297
Other accrued expenses	351	552
	1,620	1,910
NON-CURRENT LIABILITIES:
Operating lease liabilities - long term	40	29
Liability for severance pay	297	296
	337	325
TOTAL LIABILITIES	1,957	2,235

SHAREHOLDERS’ EQUITY:
Ordinary shares Common stock, $0.001 par value; 75,000,000 shares authorized, 28,844,425 and 26,884,921 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	29	27
Additional paid-in capital	5,743	4,135
Accumulated deficit	(3,053)	(1,640)
TOTAL SHAREHOLDERS’ EQUITY	2,719	2,522

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	4,676	4,757

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended
	March 31,
	2020	2019
	Unaudited
	USD in thousands (except per share data)
Revenues:
Products	40	24
Services	-	-
	40	24
Cost of revenues:
Products	130	109
Services	-	-
	130	109

Gross Loss	(90)	(85)
Research and development expenses	255	87
Sales and marketing expenses	52	41
General and administrative expenses	1,112	116
Operating loss	(1,509)	(329)
Financing income, net	96	-
Net Loss	(1,413)	(329)

Net loss per ordinary share (basic and diluted, USD)	(0.05)	(0.02)
Weighted average ordinary shares (basic and diluted, in thousands)	27,488	16,131

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2020 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
		USD in thousands
Balance at January 1, 2020	26,885	$27	4,135	(1,640)	2,522
Issuance of shares and warrants	1,960	2	907	-	909
Stock based compensation	-	-	701	-	701
Net loss	-	-	-	(1,413)	(1,413)

Balance at March 31, 2020	28,845	$29	5,743	(3,053)	2,719

Three Months Ended March 31, 2019 (Unaudited)

	Ordinary shares		Additional paid-in	Parent company	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	deficit	equity
		USD in thousands
Balance at January 1, 2019	16,131	16	(16)	(118)	-	(118)
Net transfer from Parent company	-	-	-	514	-	514
Net loss	-	-	-	(189)	(140)	(329)
Consummation of the Carve-out	-	-	207	(207)	-	-
Capital contribution from Parent company	-	-	90	-	-	90

Balance at March 31, 2019	16,131	16	281	-	(140)	157

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2020	2019
	Unaudited
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,413)	(329)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	11	1
Other non-cash items	39	19
Share based compensation	682	-
Profit from exchange differences on cash and cash equivalents	(96)	-

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Accounts receivable	10	87
Inventory	(125)	(218)
Other current assets	(53)	29
Accounts payables	5	(18)
Parent company	(16)	(76)
Contract liabilities	44	-
Accrued compensation expenses	(24)	8
Other accrued expenses	(201)	(17)
Net cash flows used in operating activities	(1,137)	(514)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(185)	-
Net cash flows used in investing activities	(185)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment to Parent company	(81)	-
Transfer from Parent company	-	514
Capital Contribution from Parent company	-	90
Proceeds from issuance of shares and warrants	909	-
Net cash flows provided by financing activities	828	604

PROFIT FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	96	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(398)	90
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	3,245	-
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	2,847	90

 SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Non cash activities -

	Three months ended March 31,
	2020	2019
	USD in thousands
Parent Company loan settled against Parent Company receivable	41	-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 16, 2019, Intellisense entered into a Securities Exchange Agreement (the “Exchange Agreement”), with Medigus, pursuant to which Medigus assigned, transferred and delivered 100% of its holdings in ScoutCam to Intellisense, in exchange for consideration consisting of shares of Intellisense’s common stock representing 60% of the issued and outstanding share capital of Intellisense immediately upon the closing of the Exchange Agreement (the “Closing”). The Closing occurred on December 30, 2019 (the “Closing Date”).

Although the transaction resulted in ScoutCam becoming a wholly owned subsidiary of Intellisense, the transaction constituted a reverse recapitalization since Medigus, the only shareholder of ScoutCam prior to the Exchange Agreement, was issued a substantial majority of the outstanding capital stock of Intellisense upon consummation of the Exchange Agreement, and also taking into account that prior to the Closing Date, Intellisense was considered as a shell corporation. Accordingly, ScoutCam is considered the accounting acquirer of the merged company.

ScoutCam has developed a range of micro CMOS (complementary metal-oxide semiconductor) and CCD (charge-coupled device) video cameras, including micro ScoutCam™ 1.2. These innovative cameras are suitable for both medical and industrial applications. Based on its proprietary technology, the Company designs and manufactures endoscopy and micro camera systems for partner companies.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.

The accompanying comparative consolidated financial statements include the historical accounts of ScoutCam as a “Carve-out Business”, a division of Medigus. Throughout the comparative periods included in these Financial Statements, the Carve-out Business operated as part of Medigus. Separate financial statements have not historically been prepared for the Carve-out Business. These comparative carve-out financial data has been prepared on a standalone basis and is derived from Medigus’s consolidated financial statements and accounting records. The carve-out comparative financial data reflects ScoutCam’s financial position, results of operations, changes in net parent deficit and cash flows in accordance with U.S. GAAP.

The financial position, results of operations, changes in net parent deficit, and cash flows of the Carve-out Business may not be indicative of its results had it been a separate stand-alone entity during the comparative periods presented.

The comparative carve-out financial data of the Company include expenses which were allocated from Medigus for certain functions, including general corporate expenses related to corporate strategy, procurement, Information Technology (“IT”), Human Resources (“HR”) and legal. These allocation have been made on the basis of direct usage when identifiable, with the remainder allocated on the basis of headcount. Management believes the expense allocation methodology and results are reasonable and consistently applied for all comparative periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred by an independent company or of the costs to be incurred in the future.

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

As the carve-out comparative financial information has been prepared on a carve-out basis, the amounts reflected in Parent Company deficit in the comparative statement of changes in shareholder’s equity (capital deficiency) refer to net loss for the period attributed to ScoutCam in addition to transactions between Medigus and ScoutCam.

c.	During the three month ended March 31, 2020, the Company incurred a loss of USD 1,413 thousand and negative cash flows from operating activities of approximately USD 1,137 thousand. Based on the projected cash flows, the Company’s Management is of the opinion that without further fundraising it will not have sufficient resources to enable it to continue its operating activities including the development, manufacturing and marketing of its products within one year after the issuance date of these financial statements. As a result, there is a substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

B.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

C.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, deferred taxes, inventory impairment, stock based compensation, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from those estimates.

D.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

E.	Recently Adopted Accounting Pronouncement

The significant accounting policies followed in the preparation of these unaudited interim consolidated financial statements are identical to those applied in the preparation of the latest annual audited financial statements with the exception of the following:

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The Company adopted this ASU on January 1, 2020. There was not a material impact on the interim consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements,” which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and is effective for the Company beginning on January 1, 2020. This standard did not have a material effect on the Company’s interim consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18 – “Collaborative Arrangements (Topic 808),” which clarifies the interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers. The Company adopted this standard in the first quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

F.	Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for the Company beginning on January 1, 2021, with early adoption permitted. The Company does not expect that the adoption of this standard will have a significant impact on the consolidated financial statements and related disclosures.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LEASES:

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach for all lease arrangements at the beginning period of adoption. ScoutCam Ltd. leases office and vehicles under operating leases. At March 31, 2020, the Company’s ROU assets and lease liabilities for operating leases totaled $72 thousand.

In January 2020, ScoutCam Ltd. entered into a lease agreement for office space in Omer, Israel. The agreement is for 11 months beginning on February 1, 2020. Monthly lease payments under the agreement are approximately $6 thousand. Lease expenses recorded in the interim consolidated statements of operations were $15 thousand for the three months ended March 31, 2020. The Company has elected the short-term lease exception for this lease. As part of this election it will not recognize right-of-use assets and lease liabilities on the balance sheet for this lease.

Supplemental cash flow information related to operating leases was as follows:

Three months ended March 31, 2020
USD in thousands
Cash payments for operating leases	12
Cash payments for short-term lease	15
Total lease expenses	27

As of March 31, 2020, the Company’s operating leases had a weighted average remaining lease term of 1.5 years and a weighted average discount rate of 10%. Future lease payments under operating leases as of March 31, 2020 were as follows:

Operating leases
USD in thousands
Remainder of 2020	25
2021	33
2022	23
Total future lease payments	81
Less imputed interest	(9)
Total lease liability balance	72

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY:

Private placement:

a.	In December 2019, the Company allotted in a private issuance, a total of 3,413,312 units at a purchase price of USD $0.968 per unit. Each unit was comprised of two shares of common stock par value US$0.001 per share, one Warrant A (defined below) and two Warrants B (defined below). The immediate proceeds (gross) from the issuance of the units amounted to approximately USD 3.3 million.

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the 12 month period following the allotment. Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 18 month period following the allotment.

In addition, Shrem Zilberman Group Ltd. (the “Consultant”) will be entitled to receive the amount representing 3% of any exercise price of each Warrant A or Warrant B that may be exercised in the future. In the event the total proceeds received as a result of exercise of Warrants will be less than $2 million at the time of their expiration, the Consultant will be required to invest $250,000 in the Company in return for shares of common stock of Company.

b.	On March 3, 2020, the Company allotted in a private issuance a total of 979,754 units at a purchase price of USD $0.968 per unit.

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

The immediate proceeds (gross) from the issuance of all securities offered amounted to approximately USD 948 thousands. After deducting closing costs and fees, the Company received proceeds of approximately USD 909 thousand, net of issuance expenses.

As of March 31, 2020, the Company had the following outstanding warrants to purchase Common Stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of Common Stock Underlying Warrants
Warrant A	December 30, 2019	December 30, 2020	0.595	3,413,317
Warrant B	December 30, 2019	June 30, 2021	0.893	6,826,623
Warrant A	March 3, 2020	March 3, 2021	0.595	979,754
Warrant B	March 3, 2020	September 3, 2021	0.893	1,959,504
				13,179,198

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

Share-based compensation to employees and to directors:

In February 2020, the Company’s Board of Directors approved the 2020 Share Incentive Plan (the “Plan”). The Plan initially included a pool of 5,228,007 shares of common stock for grant to Company employees, consultants, directors and other service providers. On March 15, 2020, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the Plan by an additional 576,888 shares of Common Stock.

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

On February 12, 2020, the Company granted 4,367,515 options pursuant to the Plan. Each option is convertible into one share of common stock of the Company of $0.001 par value at the exercise price of $0.29.

On March 15, 2020, the Company granted 576,888 options pursuant to the Plan to each of the Company’s then serving directors, excluding Professor Benad Goldwasser. Each option is convertible into one share of common stock of the Company of $0.001 par value at the exercise price of $0.29.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	February 12, 2020	March 15, 2020
Underlying value of ordinary shares ($)	0.484	0.484
Exercise price ($)	0.29	0.29
Expected volatility (%)	43.35	45.25
Term of the options (years)	7	7
Risk-free interest rate	1.55	0.89

The cost of the benefit embodied in the options granted during the three months ended March 31, 2020, based on their fair value as at the grant date, is estimated to be approximately $2.9 million. These amounts will be recognized in statements of operations over the vesting period.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

The following table summarizes stock option activity for the three months ended March 31, 2020:

	For the Three months ended March 31, 2020
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	-	-
Granted	4,944,403	0.29
Outstanding at end of period	4,944,403	0.29

Vested at end of period	739,021	0.29

The following table sets forth the total share-based payment expenses resulting from options granted, included in the statements of operation:

Three months ended March 31, 2020
USD in thousands
Research and development	108
General and administrative	574
Total expenses	682

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Contract liabilities:

The Company’s contract liabilities as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
	USD in thousands
Contract liabilities	546	502

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2020, the total RPO amounted to $900 thousand, which the Company expects to recognize during the next 12 months.

NOTE 6 – INVENTORY

Composed as follows:

	March 31,	December 31,
	2020	2019
	USD in thousands
Raw materials and supplies	20	24
Work in progress	457	316
Finished goods	567	560
	1,044	900

During the period ended March 31, 2020, no impairment occurred.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders of the Company, by the weighted average number of ordinary shares as described below.

In computing the Company’s diluted loss per share, the numerator used in the basic loss per share computation is adjusted for the dilutive effect, if any, of the Company’s potential shares of common stock. The denominator for diluted loss per share is a computation of the weighted-average number of ordinary shares and the potential dilutive ordinary shares outstanding during the period.

The loss per share information in these consolidated financial statements is reflected and calculated as if the Company had existed since January 1, 2019. Accordingly, loss per share for all periods was calculated based on the number of shares retroactively adjusted for the exchange ratio determined in the reverse recapitalization.

NOTE 8 – RELATED PARTIES

On May 30, 2019, ScoutCam Ltd. entered into an intercompany agreement with Medigus (the “Intercompany Agreement”) according to which ScoutCam Ltd. agreed to hire and retain certain services from Medigus. The agreed upon services provided under the Intercompany Agreement included: (1) lease of office space and clean room based on actual space utilized by ScoutCam Ltd. and in shared spaces according to employee ratio; (2) utilities such as electricity water, IT and communication services based on employee ratio; (3) car services, including car rental, gas usage, payment for toll roads based on 100% of expense incurred from a ScoutCam Ltd. employee car; (4) external accountant services at a price of USD 6,000 per annum; (5) directors and officers insurance at a sum of 1/3 of Parent company cost; (6) CFO services at a sum of 50% of Parent company CFO employer cost; (7) every direct expense of ScoutCam Ltd. that is paid by the Parent company in its entirety subject to approval of such direct expenses in advance; and (8) any other mutual expense that is borne by the parties according to the Respective portion of the Mutual Expense

In addition, ScoutCam Ltd.’s employees provide support services to Medigus.

On April 20, 2020, ScoutCam Ltd. entered into an amended and restated intercompany services agreement with Medigus.

Balances with related parties:

	March 31, 2020	December 31, 2019

Parent Company	48	73
Loan from Parent Company	378	500

Transactions with related parties:

	Three months ended March 31,
	2020	2019
Revenues	5	-
Cost of revenues	5	-

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS:

On May 18, 2020, the Company allotted in a private issuance a total of 2,066,116 units at a purchase price of USD $0.968 per unit.

Each unit was comprised of two shares of common stock par value US$0.001 per share, one Warrant A (defined below) and two Warrants B (defined below).

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the 18 month period following the allotment.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 24 month period following the allotment.

The immediate proceeds (gross) from the issuance of all securities offered amounted to approximately USD 2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

ScoutCam Ltd. was formed in Israel on January 3, 2019, as a wholly owned subsidiary of Medigus Ltd., an Israeli company (“Medigus”), and commenced operations on March 1, 2019. ScoutCam was incorporated as part of the reorganization of Medigus, which was designed to distinguish ScoutCam’s miniaturized imaging business, or the micro ScoutCam™ portfolio, from Medigus’s other operations and to enable Medigus to form a separate business unit with dedicated resources focused on the promotion of such technology (the “Reorganization”). In December 2019, Medigus and ScoutCam consummated that Amended and Restated Asset Transfer Agreement, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business.

On March 1, 2019, 12 employees moved from Medigus to ScoutCam.

The following table summarizes our results of operations for the three month ended March 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	2020	2019	% Change
Revenues	40,000	24,000	67%
Cost of Revenues	130,000	109,000	19%
Gross Loss	(90,000)	(85,000)	6%
Research and development expenses	255,000	87,000	193%
Sales and marketing expense	52,000	41,000	27%
General and administrative expenses	1,112,000	116,000	859%
Operating Loss	(1,509,000)	(329,000)	359%

Revenues

For the three months ended March 31, 2020, ScoutCam generated revenues of $40,000, an increase of $16,000 from the three months ended March 31, 2019 revenues.

The increase in revenues was primarily due to an overall increase in the sales of the Company’s component products to occasional customers.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2020 were $130,000, an increase of $21,000 compared to cost of revenues of $109,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in payroll expenses, as result of hiring additional employees and losses in severance pay assets.

Gross Loss

Gross loss for the three months ended March 31, 2020 was $90,000, an increase of $5,000 compared to gross loss of $85,000 for the three months ended March 31, 2019.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020, were $255,000, an increase of $168,000, or 193%, compared to $87,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in payroll expenses, as result of an increase in share - based compensation expenses (see note 4 to our interim condensed consolidated financial statements as of March 31, 2020), hiring additional employees and losses in severance pay assets.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2020, were $52,000, an increase of $11,000, or 27%, compared to $41,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in payroll expenses, as result of hiring additional employees.

General and Administrative Expenses

General and Administrative expenses for the three months ended March 31, 2020, were $1,112,000, an increase of $996,000, or 859%, compared to $116,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in payroll expenses, as result an increase in share - based compensation expenses (see note 4 to our interim condensed consolidated financial statements as of March 31, 2020) and hiring additional employees and an increase in professional services. The increase in professional services resulted from the incorporation of ScoutCam Ltd. as an independent company and in connection with the execution of that certain securities exchange agreement involving ScoutCam Ltd.

Operating loss

We incurred an operating loss of $1,509,000 for the three months ended March 31, 2020, an increase of $1,180,000, or 359%, compared to operating loss of $329,000 for the three months ended March 31, 2019. The increase in operating loss was due to $5,000 increase in gross loss, $168,000 increase in research and development expenses, $11,000 increase in sales and marketing expenses and $996,000 increase in administrative and general expenses.

Liquidity and Capital Resources

Sources of Liquidity

The Company has financed its operations primarily through Medigus, private placement transactions for the issuance of common stock and warrants, and sales to customers.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	2020	2019
Cash used in Operating Activity	(1,137,000)	(514,000)
Cash used in Investing Activity	(185,000)	-
Cash provided by Financing Activity	828,000	604,000
Profit from exchange differences on cash equivalents	96,000	-

Operating Activities

For the three months ended March 31, 2020, net cash flows used in operating activities was $1,137,000, compared to net cash flows used in operating activities of $514,000 for the three months ended March 31, 2019, an increase of $623,000. The change was mainly due to an increase in net loss, an increase in inventory and other accrued expenses, which was partially offset by an increase in stock-based compensation.

Investing Activities

For the three months ended March 31, 2020, net cash flows used in investing activities was $185,000 as compared to $0 for the same period of 2019. The change was due to the purchase of property and equipment during the three months ended March 31, 2020.

Financing Activities

For the three months ended March 31, 2020, net cash flows provided by financing activities was $828,000, compared to net cash flows provided by financing activities of $604,000 for three months ended March 31, 2019.

Net cash provided by financing activities in the three months ended March 31, 2020 consisted of $909,000 in proceeds from the issuance of shares and warrants, and $81,0000 in loan repayments from Medigus. Net cash provided by financing activities in the three months ended March 31, 2019 was generated from the transfer of funds from Medigus.

Profit from exchange differences on cash equivalents

During the three months ended March 31, 2020, ScoutCam Ltd. generated profit from exchange differences on cash equivalents of $96,000. This profit represents a change in the Company's cash and cash equivalents as a result of the change in the dollar exchange rate against the NIS during the three months ended March 31, 2020.

Future Funding Requirements

The Company believes that it will require additional financing in order to provide the capital it needs to achieve its growth targets.

Off-Balance Sheet Arrangements

ScoutCam Ltd. leases its headquarters in Omer, Israel, with a total of approximately 807 gross square meters. In January 2020, ScoutCam extended the agreement through the end of 2020. The rental payments are linked to the Israeli CPI.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020.

In connection with the audit of our 2019 annual consolidated financial statements, we identified a material weakness in our internal control over financial reporting related to the complexities involving the accounting for our reverse recapitalization transaction. The cause of this material weakness was due to the complex accounting related to the reverse recapitalization transaction, which required additional qualified accounting personnel with an appropriate level of experience, and additional controls in the period-end financial reporting process commensurate with the complexity of the matter. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. In light of the material weakness, we performed additional analyses and other post-closing procedures and hired an additional accounting personnel to ensure our consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Efforts to Address Material Weakness

We began remediation efforts in the second quarter of 2020 for our accounting of non-routine complex transactions control by hiring additional personnel for our finance team.  We continue to evaluate our internal and external technical accounting resources to ensure they are appropriate for us and our needs. Additionally, there is a renewed emphasis on our process going forward for initial identification of potential contracts and transactions that may be non-routine and complex during a reporting period, and then conducting the necessary procedures with the full internal accounting team and external consultants to review and research the proper guidance and approach toward the accounting, and documenting as such in a white paper or memo as needed.

We believe these measures, and others that may be implemented, will remediate the material weakness in internal control over financial reporting described above.

The material weakness will not be considered formally remediated until the control has operated effectively for a sufficient period of time, and after management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”). Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our 2019 Annual Report. The risks described in the 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in the 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in the 2019 Annual Report and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

The COVID-19 pandemic has adversely affected our business and operations, and the continued outbreak of the pandemic may cause further material and adverse harm to our business and operations.

The recent outbreak of COVID-19, which originated in Wuhan, China in late 2019, has since spread to multiple countries, including the United States and Israel. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking necessary measures to respond to the situation in cooperation with the various stakeholders.

Based on guidelines instituted by the Israeli government, employers (including us) are required to allow employees to work remotely. In that regard, and in compliance with all applicable Israeli rules and guidelines, our offices have remained open since the middle of March 2020, but certain of our essential employees worked, and continue to work, remotely. Accordingly, Israeli containment measures have caused a number of disruptions to our business operations, including, but not limited to, the inability of our employees to access our facilities in a normal fashion, and likewise certain of our professional advisors have been precluded from effectively rendering their services to us as well. This, in turn, prevented us from obtaining all of the necessary financial records required in order to effectively prepare and file our Form 10-Q Quarterly Report in a timely manner.

Additionally, COVID-19 may also result in the inability of our manufacturers to deliver components or finished products on a timely basis, and may also result in the inability of our suppliers to deliver the parts required by our manufacturers to complete manufacturing of components or finished products. The extent to which COVID-19 will impact our operations moving forward remains uncertain. A number of factors will determine the trajectory of such impact, including the duration and severity of the outbreak, the possibility of a “second wave”, and the actions that may be required to contain and/or treat COVID-19. In particular, the continued spread of COVID-19 globally could adversely impact our operations and workforce, including our research and clinical trials and its ability to raise capital, which in turn could have an adverse impact on our business, financial condition and results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
10.1	Form of Securities Purchase Agreement, dated March 3, 2020, by and among ScoutCam Inc. and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2020)

10.2	Form of Registration Rights Agreement, dated March 3, 2020, by and among ScoutCam Inc. and those certain investors that are a party to the Securities Purchase Agreement dated March 3, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 5, 2020)

10.3	Form of Warrant A, by and among ScoutCam Inc. and those certain investors that are a party to the Securities Purchase Agreement dated March 3, 2020 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 5, 2020)

10.4	Form of Warrant B, by and among ScoutCam Inc. and those certain investors that are a party to the Securities Purchase Agreement dated March 3, 2020 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 5, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 22, 2020	SCOUTCAM INC.

	By:	/s/ Yaron Silberman
	Name:	Yaron Silberman
	Title:	Chief Executive Officer
ScoutCam Inc.

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
ScoutCam Inc.