Form 10-Q
period 2020-06-30
ScoutCam Inc.
filed 2020-08-12
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, the registrant had 33,764,128 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

SCOUTCAM INC.

INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

SCOUTCAM INC.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	3,608	3,245
Accounts receivables	26	22
Inventory	1,239	900
Parent company	143	73
Other current assets	332	78
	5,348	4,318

NON-CURRENT ASSETS:
Property and equipment, net	253	59
Operating lease right-of-use assets	94	53
Severance pay asset	314	327
	661	439

TOTAL ASSETS	6,009	4,757

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2020	2019
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payables	168	35
Loan from Parent company	-	500
Contract liabilities	672	502
Operating lease liabilities - short term	43	24
Accrued compensation expenses	333	297
Other accrued expenses	196	552
	1,412	1,910
NON-CURRENT LIABILITIES:
Operating lease liabilities - long term	51	29
Liability for severance pay	297	296
	348	325
TOTAL LIABILITIES	1,760	2,235

SHAREHOLDERS’ EQUITY:
Ordinary shares Common stock, $0.001 par value; 75,000,000 shares authorized, 33,764,128 and 26,884,921 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	34	27
Additional paid-in capital	8,238	4,135
Accumulated deficit	(4,023)	(1,640)
TOTAL SHAREHOLDERS’ EQUITY	4,249	2,522

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	6,009	4,757

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019
	Unaudited
	USD in thousands (except per share data)
Revenues:
Products	74	59	34	35
Services	-	85	-	85
	74	144	34	120
Cost of revenues:
Products	281	219	151	110
Services	-	85	-	85
	281	304	151	195

Gross Loss	(207)	(160)	(117)	(75)
Research and development expenses	370	141	115	54
Sales and marketing expenses	188	84	136	43
General and administrative expenses	1,680	292	568	176
Operating loss	(2,445)	(677)	(936)	(348)
Financing income (expenses), net	62	(14)	(34)	(14)
Net Loss	(2,383)	(691)	(970)	(362)
Net loss per ordinary share (basic and diluted, USD)	(0.08)	(0.04)	(0.03)	(0.02)
Weighted average ordinary shares (basic and diluted, in thousands)	29,185	16,131	30,880	16,131

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2020

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	in thousands	USD in thousands
Balance at January 1, 2020	26,885	$27	4,135	(1,640)	2,522
Issuance of shares and warrants	6,092	$6	2,852	-	2,858
Stock based compensation	-	-	871	-	871
Conversion of a loan from Parent company	787	$1	380	-	381
Net loss	-	-	-	(2,383)	(2,383)

Balance at June 30, 2020	33,764	$34	8,238	(4,023)	4,249

Three Months Ended June 30, 2020

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	in thousands	USD in thousands
Balance at April 1, 2020	28,845	$29	5,743	(3,053)	2,719
Issuance of shares and warrants	4,132	4	1,945	-	1,949
Stock based compensation	-	-	170	-	170
Conversion of a loan from Parent company	787	$1	380	-	381
Net loss	-	-	-	(970)	(970)

Balance at June 30, 2020	33,764	$34	8,238	(4,023)	4,249

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2019

	Ordinary shares		Additional paid-in	Parent company	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	deficit	Equity
	in thousands	USD in thousands
Balance at January 1, 2019	16,131	16	(16)	(118)	-	(118)
Capital contribution from Parent company	-	-	467	-	-	467
Consummation of the Carve-out	-	-	207	(207)	-	-
Stock based compensation	-	-	3	-	-	3
Net transfer from Parent company	-	-	-	514	-	514
Net loss	-	-	-	(189)	(502)	(691)

Balance at June 30, 2019	16,131	16	661	-	(502)	175

Three Months Ended June 30, 2019

	Ordinary shares		Additional paid-in	Parent company	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	deficit	Equity
	in thousands	USD in thousands
Balance at April 1, 2019	16,131	16	281	-	(140)	157
Capital contribution from Parent company	-	-	377	-	-	377
Stock based compensation	-	-	3	-	-	3
Net loss	-	-	-	-	(362)	(362)

Balance at June 30, 2019	16,131	16	661	-	(502)	175

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,383)	(691)	(970)	(362)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	27	1	16	-
Other non-cash items	14	19	(25)	-
Share based compensation	837	-	155	-
Loss (Profit) from exchange differences on cash and cash equivalents	(84)	-	12	-

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Accounts receivable	(4)	73	(14)	(14)
Inventory	(302)	(309)	(177)	(91)
Parent company	(111)	(102)	(95)	(26)
Other current assets	(254)	(87)	(201)	(116)
Accounts payables	133	87	128	105
Contract liabilities	170	5	126	5
Accrued compensation expenses	36	88	60	80
Other accrued expenses	(356)	17	(155)	34
Net cash flows used in operating activities	(2,277)	(899)	(1,140)	(385)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(221)	-	(36)	-
Net cash flows used in investing activities	(221)	-	(36)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment to Parent company	(81)	-	-	-
Transfer from Parent company	-	514	-	377
Capital Contribution from Parent company	-	467	-	-
Proceeds from issuance of shares and warrants	2,858	-	1,949	-
Net cash flows provided by financing activities	2,777	981	1,949	377

PROFIT (LOSS) FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	84	-	(12)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	363	82	761	(8)
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	3,245	-	2,847	90
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	3,608	82	3,608	82

Non cash activities -

	Six months ended		Three months ended
	June 30,		June 30,
	2020	2019	2020	2019
	Unaudited
	USD in thousands
Parent Company loan settled against Parent Company receivable	41	-	-	-
Conversion of a loan from Parent company	381	-	381	-

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.

ScoutCam Inc. (the “Company”), formally known as Intellisense Solutions Inc. (“Intellisense”), was incorporated under the laws of the State of Nevada on March 22, 2013 under the name Intellisense Solutions Inc. The Company was initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. The Company was unable to execute its original business plan, develop significant operations or achieve commercial sales. Prior to the closing of the Securities Exchange Agreement (as defined below), the Company was a “shell company”.

ScoutCam Ltd. (the “Subsidiary”, “ScoutCam”), was formed in the State of Israel on January 3, 2019 as a wholly-owned subsidiary of Medigus Ltd. (the “Parent Company”, “Medigus”), an Israeli company traded both on the Nasdaq Capital Market and the Tel Aviv Stock Exchange, and commenced operations on March 1, 2019. Upon incorporation, the Subsidiary issued to Medigus 1,000,000 Ordinary shares with no par value. On March 2019, the Subsidiary issued to Medigus an additional 1,000,000 Ordinary shares with no par value.

The Subsidiary was incorporated as part of a reorganization of Medigus, which was designed to distinguish the Subsidiary miniaturized imaging business, or the micro ScoutCam™ portfolio, from Medigus’s other operations and to enable Medigus to form a separate business unit with dedicated resources focused on the promotion of such technology. In December 2019, Medigus and the Subsidiary consummated a certain Amended and Restated Asset Transfer Agreement, under which Medigus transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business to the Subsidiary.

On September 16, 2019, Intellisense entered into a Securities Exchange Agreement (the “Exchange Agreement”), with Medigus, pursuant to which Medigus assigned, transferred and delivered 100% of its holdings in the Subsidiary to Intellisense, in exchange for consideration consisting of shares of Intellisense’s common stock representing 60% of the issued and outstanding share capital of Intellisense immediately upon the closing of the Exchange Agreement (the “Closing”). The Closing occurred on December 30, 2019 (the “Closing Date”). On December 31, 2019, Intellisense changed its name to ScoutCam Inc.

Although the transaction resulted in the ScoutCam becoming a wholly owned subsidiary of Intellisense, the transaction constituted a reverse recapitalization since Medigus, the only shareholder of the ScoutCam prior to the Exchange Agreement, was issued a substantial majority of the outstanding capital stock of Intellisense upon consummation of the Exchange Agreement, and also taking into account that prior to the Closing Date, Intellisense was considered as a shell corporation. Accordingly, the Subsidiary is considered the accounting acquirer of the merged company.

The Subsidiary has developed a range of micro CMOS (complementary metal-oxide semiconductor) and CCD (charge-coupled device) video cameras, including micro ScoutCam™ 1.2. These innovative cameras are suitable for both medical and industrial applications. Based on its proprietary technology, The Subsidiary designs and manufactures endoscopy and micro camera systems for partner companies.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.

The accompanying comparative consolidated financial statements include the historical accounts of the Subsidiary as a “Carve-out Business”, a division of Medigus. Throughout the comparative periods included in these Financial Statements, the Carve-out Business operated as part of Medigus. Separate financial statements have not historically been prepared for the Carve-out Business. These comparative carve-out financial data has been prepared on a standalone basis and is derived from Medigus’s consolidated financial statements and accounting records. The carve-out comparative financial data reflects the Subsidiary’s financial position, results of operations, changes in net parent deficit and cash flows in accordance with U.S. GAAP.

The financial position, results of operations, changes in net parent deficit, and cash flows of the Carve-out Business may not be indicative of its results had it been a separate stand-alone entity during the comparative periods presented.

The comparative carve-out financial data of the Company includes expenses which were allocated from Medigus for certain functions, including general corporate expenses related to corporate strategy, procurement, Information Technology (“IT”), Human Resources (“HR”) and legal. These allocation have been made on the basis of direct usage when identifiable, with the remainder allocated on the basis of headcount. Management believes the expense allocation methodology and results are reasonable and consistently applied for all comparative periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred by an independent company or of the costs to be incurred in the future.

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

As the carve-out comparative financial information has been prepared on a carve-out basis, the amounts reflected in Parent Company deficit in the comparative statement of changes in shareholder’s equity (capital deficiency) refer to net loss for the period attributed to the Subsidiary in addition to transactions between Medigus and the Subsidiary.

c.

During the six month ended June 30, 2020, the Company incurred a loss of USD 2,383 thousand and negative cash flows from operating activities of approximately USD 2,277 thousand. Based on the projected cash flows, the Company’s Management is of the opinion that without further fundraising it will not have sufficient resources to enable it to continue its operating activities including the development, manufacturing and marketing of its products within one year after the issuance date of these financial statements. As a result, there is a substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

The accounting policies set out below have, unless otherwise stated, been applied consistently.

d.	The coronavirus (“COVID-19”), which was declared in March 2020 by the World Health Organization as a pandemic, has had a significant impact on global markets and the economy of many countries, including countries in which the Company operates. As the ultimate impact on the global economy of the COVID-19 pandemic remains unclear, the Company anticipates that it will have a continuing impact on global economies in the near future. While the COVID-19 pandemic has not materially affected the Company’s operations as of the date hereof, the extent to which the COVID-19 pandemic shall impact the Company’s operations will depend on future developments. In particular, the continued spread of COVID-19 globally could materially adversely impact the Company’s operations and workforce, including its manufacturing activities, product sales, as well as its ability to continue to raise capital. Travel restrictions could materially adversely impact our sales and marketing and research and development efforts.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LEASES:

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach for all lease arrangements at the beginning period of adoption. The Subsidiary leases office and vehicles under operating leases. On June 30, 2020, the Company’s ROU assets and lease liabilities for operating leases totalled $94 thousand.

In January 2020, the Subsidiary entered into a lease agreement for office space in Omer, Israel. The agreement is for 11 months beginning on February 1, 2020. Monthly lease payments under the agreement are approximately $6 thousand. Lease expenses recorded in the interim consolidated statements of operations were $31 thousand for the six months ended June 30, 2020. The Company has elected the short-term lease exception for this lease. As part of this election it will not recognize right-of-use assets and lease liabilities on the balance sheet for this lease.

Supplemental cash flow information related to operating leases was as follows:

Six months ended June 30, 2020
USD in thousands
Cash payments for operating leases	23
Cash payments for short-term lease	31
Total lease expenses	54

As of June 30, 2020, the Company’s operating leases had a weighted average remaining lease term of 1.9 years and a weighted average discount rate of 10%. Future lease payments under operating leases as of June 30, 2020 are as follows:

Operating leases
USD in thousands
Remainder of 2020	23
2021	45
2022	38
Total future lease payments	106
Less imputed interest	(12)
Total lease liability balance	94

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

c.	On May 18, 2020, the Company allotted in a private issuance a total of 2,066,116 units at a purchase price of USD $0.968 per unit.

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

The immediate proceeds (gross) from the issuance of all securities offered amounted to approximately USD 2 million. After deducting closing costs and fees, the Company received proceeds of approximately USD 1.9 million, net of issuance expenses.

d.

On June 23, 2020, (the “Conversion Date”) the Company entered into and consummated a Side Letter Agreement with Medigus, whereby the parties agreed to convert, at a conversion price of $0.484, an outstanding line of credit previously extended by Medigus to the Subsidiary, which as of the Conversion Date was $381,136, into (a) 787,471 shares of the Company’s common stock, (b) warrants to purchase 393,736 shares of common stock with an exercise price of $0.595 (Warrant A), and (c) warrants to purchase 787,471 shares of common stock with an exercise price of $0.893 (Warrant B).

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the 12 months period following the allotment.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 18 months period following the allotment.

As of June 30, 2020, the Company had the following outstanding warrants to purchase Common Stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of Common Stock Underlying Warrants
Warrant A	December 30, 2019	December 30, 2020	0.595	3,413,317
Warrant B	December 30, 2019	June 30, 2021	0.893	6,826,623
Warrant A	March 3, 2020	March 3, 2021	0.595	979,754
Warrant B	March 3, 2020	September 3, 2021	0.893	1,959,504
Warrant A	May 18, 2020	November 18, 2021	0.595	2,066,116
Warrant B	May 18 2020	May 18, 2022	0.893	4,132,232
Warrant A	June 23, 2020	June 23, 2021	0.595	393,736
Warrant B	June 23,2020	December 23, 2021	0.893	787,471
				20,558,753

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

Share-based compensation to employees and to directors:

In February 2020, the Company’s Board of Directors approved the 2020 Share Incentive Plan (the “Plan”). The Plan initially included a pool of 5,228,007 shares of common stock for grant to Company employees, consultants, directors, and other service providers. On March 15, 2020, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the Plan by an additional 576,888 shares of Common Stock. On June 22, 2020, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the Plan by an additional 3,617,545 shares of Common Stock.

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

On June 22, 2020, the Company granted 1,544,769 options pursuant to the Plan to Company employees, consultants, directors. Each option is convertible into one share of common stock of the Company of $0.001 par value at the exercise price of $0.29.

The fair value of each option was estimated as of the grant date or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Six months ended June 30, 2020
Underlying value of ordinary shares ($)	0.475
Exercise price ($)	0.29
Expected volatility (%)	43.91
Term of the options (years)	7
Risk-free interest rate (%)	1.25

The cost of the benefit embodied in the options granted during the six months ended June 30, 2020, based on their fair value as at the grant date, is estimated to be approximately $3.3 million. These amounts will be recognized in statements of operations over the vesting period.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

The following table summarizes stock option activity for the six months ended June 30, 2020:

	For the Six months ended June 30, 2020
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	-	-
Granted	6,489,172	0.29
Outstanding at end of period	6,489,172	0.29

Vested at end of period	1,203,237	0.29

The following table sets forth the total share-based payment expenses resulting from options granted, included in the statements of operation:

Six months ended June 30, 2020
USD in thousands
Research and development	120
General and administrative	717
Total expenses	837

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Contract liabilities:

The Company’s contract liabilities as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
	USD in thousands
Contract liabilities	672	502

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2020, the total RPO amounted to $900 thousand, which the Company expects to recognize during the next 12 months.

NOTE 6 – INVENTORY

Composed as follows:

	June 30,	December 31,
	2020	2019
	USD in thousands
Raw materials and supplies	20	24
Work in progress	647	316
Finished goods	572	560
	1,239	900

During the period ended June 30, 2020, no impairment occurred.

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

NOTE 8 – RELATED PARTIES

On May 30, 2019, the Subsidiary entered into an intercompany agreement with Medigus (the “Intercompany Agreement”) according to which the Subsidiary agreed to hire and retain certain services from Medigus. The agreed upon services provided under the Intercompany Agreement included: (1) lease of office space and clean room based on actual space utilized by the Subsidiary and in shared spaces according to employee ratio; (2) utilities such as electricity water, IT and communication services based on employee ratio; (3) car services, including car rental, gas usage, payment for toll roads based on 100% of expense incurred from a Subsidiary employee car; (4) external accountant services at a price of USD 6,000 per annum; (5) directors and officers insurance at a sum of 1/3 of Parent company cost; (6) CFO services at a sum of 50% of Parent company CFO employer cost; (7) every direct expense of the Subsidiary that is paid by the Parent company in its entirety subject to approval of such direct expenses in advance; and (8) any other mutual expense that is borne by the parties according to the Respective portion of the Mutual Expense

In addition, the Subsidiary’s employees provide support services to Medigus.

On April 20, 2020, the Subsidiary entered into an amended and restated intercompany services agreement with Medigus. The agreed upon services provided under the amended and restated Intercompany Agreement included:

1) lease of office space based on actual space utilized by the Parent Company and in shared spaces according to employee ratio; (2) utilities such as electricity water, IT and communication services based on employee ratio; (3) car services, including car rental, gas usage, payment for toll roads based on 100% of expense incurred from a Subsidiary employee car; (5) directors and officers insurance the Parent Company shall pay $150,000 of the annual premium.; (6) CFO services at a sum of 50% of Parent company CFO employer cost; (7) every direct expense of the Subsidiary that is paid by the Parent company in its entirety subject to approval of such direct expenses in advance; and (7) any other mutual expense that is borne by the parties according to the Respective portion of the Mutual Expense

Balances with related parties:

	June 30, 2020	December 31, 2019

Parent Company	143	73
Loan from Parent Company (see note 4(d))	-	500

Transactions with related parties:

	Six months ended June 30,
	2020	2019
Revenues	5	-
Cost of revenues	5	-
Interest payments	8	-

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the condensed consolidated financial statements were issued. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

Overview

ScoutCam Ltd. (the “Subsidiary”) was formed in Israel on January 3, 2019, as a wholly owned subsidiary of Medigus Ltd., an Israeli company (“Medigus”), and commenced operations on March 1, 2019. The Subsidiary was incorporated as a part of the reorganization of Medigus, which was designed to distinguish the Subsidiary’s miniaturized imaging business, the micro ScoutCam™ portfolio, from Medigus’s other operations and to enable Medigus to form a separate business unit with dedicated resources focused on the promotion of such technology (the “Reorganization”). In December 2019, Medigus and the Subsidiary consummated the Amended and Restated Asset Transfer Agreement, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business.

On March 1, 2019, 12 employees moved from Medigus to the Subsidiary.

The following table summarizes our results of operations for the six month ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	2020	2019	% Change
Revenues	74,000	144,000	(49)%
Cost of Revenues	281,000	304,000	(8)%
Gross Loss	(207,000)	(160,000)	29%
Research and development expenses	370,000	141,000	162%
Sales and marketing expense	188,000	84,000	124%
General and administrative expenses	1,680,000	292,000	475%
Operating Loss	(2,445,000)	(677,000)	261%

Revenues

For the six months ended June 30, 2020, the Subsidiary generated revenues of $74,000, a decrease of $70,000 from the six months ended June 30, 2019 revenues.

The decrease in revenues was primarily due to the fact that during the six month ended June 30, 2019, we recorded revenues for services provided to a customer in the amount of approximately $85,000 (see ‘Customer A’ in note 11b to our financial statements for the year ended December 31, 2019). We did not receive any revenue from services from this customer during the six months ended June 30, 2020.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2020 were $281,000, a decrease of $23,000 compared to cost of revenues of $304,000 for the six months ended June 30, 2019. The decrease was primarily due to a decrease in materials as a result of a decrease in revenues, partially offset by an increase in payroll expenses as a result of hiring additional employees.

Gross Loss

Gross loss for the six months ended June 30, 2020 was $207,000, an increase of $47,000 compared to gross loss of $160,000 for the six months ended June 30, 2019.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2020, were $370,000, an increase of $229,000, or 162%, compared to $141,000 for the six months ended June 30, 2019. The increase was primarily due to an increase in payroll expenses, as result of an increase in share - based compensation expenses (see note 4 to our interim condensed consolidated financial statements as of June 30, 2020) and hiring additional employees.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2020, were $188,000, an increase of $104,000, or 124%, compared to $84,000 for the six months ended June 30, 2019. The increase was primarily due to an increase in marketing activities.

General and Administrative Expenses

General and Administrative expenses for the six months ended June 30, 2020, were $1,680,000, an increase of $1,388,000, or 475%, compared to $292,000 for the six months ended June 30, 2019. The increase was primarily due to an increase in payroll expenses, as result of an increase in share - based compensation expenses (see note 4 to our interim condensed consolidated financial statements as of June 30, 2020) and hiring additional employees and an increase in professional services. The increase in professional services resulted from the incorporation of the Subsidiary as an independent company and in connection with the execution of that certain securities exchange agreement involving the Subsidiary.

Operating loss

We incurred an operating loss of $2,445,000 for the six months ended June 30, 2020, an increase of $1,768,000, or 261%, compared to operating loss of $677,000 for the six months ended June 30, 2019. The increase in operating loss was due to $47,000 increase in gross loss, $229,000 increase in research and development expenses, $104,000 increase in sales and marketing expenses and $1,388,000 increase in administrative and general expenses.

Liquidity and Capital Resources

Sources of Liquidity

The Company has financed its operations primarily through Medigus, private placement transactions for the issuance of common stock and warrants, and sales to customers.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	2020	2019
Cash used in Operating Activity	(2,277,000)	(899,000)
Cash used in Investing Activity	(221,000)	-
Cash provided by Financing Activity	2,777,000	981,000
Profit from exchange differences on cash equivalents	84,000	-

Operating Activities

For the six months ended June 30, 2020, net cash flows used in operating activities was $2,277,000, compared to net cash flows used in operating activities of $899,000 for the six months ended June 30, 2019, an increase of $1,378,000. The change was mainly due to an increase in net loss and an increase in other accrued expenses, which was partially offset by an increase in stock-based compensation.

Investing Activities

For the six months ended June 30, 2020, net cash flows used in investing activities was $221,000 as compared to $0 for the same period of 2019. The change was due to the purchase of property and equipment during the six months ended June 30, 2020.

Financing Activities

For the six months ended June 30, 2020, net cash flows provided by financing activities was $2,777,000, compared to net cash flows provided by financing activities of $981,000 for six months ended June 30, 2019.

Net cash provided by financing activities in the six months ended June 30, 2020 consisted of $2,858,000 in proceeds from the issuance of shares and warrants, and $81,000 in loan repayments from Medigus. Net cash provided by financing activities in the six months ended June 30, 2019 was generated from the transfer of funds from Medigus.

Profit from exchange differences on cash equivalents

During the six months ended June 30, 2020, the Subsidiary generated profit from exchange differences on cash equivalents of $84,000. This profit represents a change in the Company’s cash and cash equivalents as a result of the change in the dollar exchange rate against the NIS during the six months ended June 30, 2020.

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	2020	2019	% Change
Revenues	34,000	120,000	(72)%
Cost of Revenues	151,000	195,000	(23)%
Gross Loss	(117,000)	(75,000)	56%
Research and development expenses	115,000	54,000	113%
Sales and marketing expense	136,000	43,000	216%
General and administrative expenses	568,000	176,000	223%
Operating Loss	(936,000)	(348,000)	169%

Revenues

For the three months ended June 30, 2020, the Subsidiary generated revenues of $34,000, a decrease of $86,000 from the three months ended June 30, 2019 revenues.

The decrease in revenues was primarily due to during the three month ended June 30, 2019, we recorded revenues for services provided to a customer in the amount of approximately $85,000 (see ‘Customer A’ in note 11b to our financial statements for the year ended December 31, 2019). We did not receive any revenue from services from this customer during the three months ended June 30, 2020.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2020 were $151,000, a decrease of $44,000 compared to cost of revenues of $195,000 for the three months ended June 30, 2019. The decrease was primarily due to a decrease in materials as a result of decrease in revenues, partially offset by an increase in payroll expenses as a result of hiring additional employees.

Gross Loss

Gross loss for the three months ended June 30, 2020 was $117,000, an increase of $42,000 compared to gross loss of $75,000 for the three months ended June 30, 2019.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020, were $115,000, an increase of $61,000, or 113%, compared to $54,000 for the three months ended June 30, 2019. The increase was primarily due to an increase in payroll expenses, as a result of an increase in share - based compensation expenses (see note 4 to our interim condensed consolidated financial statements as of June 30, 2020) and hiring additional employees.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2020, were $136,000, an increase of $93,000, or 216%, compared to $43,000 for the three months ended June 30, 2019. The increase was primarily due to an increase in marketing activities.

General and Administrative Expenses

General and Administrative expenses for the three months ended June 30, 2020, were $568,000, an increase of $392,000, or 223%, compared to $176,000 for the three months ended June 30, 2019. The increase was primarily due to an increase in payroll expenses, as a result of an increase in share - based compensation expenses (see note 4 to our interim condensed consolidated financial statements as of June 30, 2020) and hiring additional employees and an increase in professional services. The increase in professional services resulted from the incorporation of the Subsidiary as an independent company and in connection with the execution of that certain securities exchange agreement involving the Subsidiary.

Operating loss

We incurred an operating loss of $936,000 for the three months ended June 30, 2020, an increase of $588,000, or 169%, compared to operating loss of $348,000 for the three months ended June 30, 2019. The increase in operating loss was due to $42,000 increase in gross loss, $61,000 increase in research and development expenses, $93,000 increase in sales and marketing expenses and $392,000 increase in administrative and general expenses.

Liquidity and Capital Resources

Sources of Liquidity

The Company has financed its operations primarily through Medigus, private placement transactions for the issuance of common stock and warrants, and sales to customers.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	2020	2019
Cash used in Operating Activity	(1,140,000)	(385,000)
Cash used in Investing Activity	(36,000)	-
Cash provided by Financing Activity	1,949,000	377,000
Loss from exchange differences on cash equivalents	(12,000)	-

Operating Activities

For the three months ended June 30, 2020, net cash flows used in operating activities was $1,140,000, compared to net cash flows used in operating activities of $385,000 for the three months ended June 30, 2019, an increase of $755,000. The change was mainly due to an increase in net loss, an increase in inventory and an increase in other accrued expenses, which was partially offset by an increase in stock-based compensation.

Investing Activities

For the three months ended June 30, 2020, net cash flows used in investing activities was $36,000 as compared to $0 for the same period of 2019. The change was due to the purchase of property and equipment during the three months ended June 30, 2020.

Financing Activities

For the three months ended June 30, 2020, net cash flows provided by financing activities was $1,949,000, compared to net cash flows provided by financing activities of $377,000 for three months ended June 30, 2019.

Net cash provided by financing activities in the three months ended June 30, 2020 consisted of proceeds from the issuance of shares and warrant. Net cash provided by financing activities in the three months ended June 30, 2019 was generated from the transfer of funds from Medigus.

Loss from exchange differences on cash equivalents

During the three months ended June 30, 2020, the Subsidiary generated loss from exchange differences on cash equivalents of $12,000. This loss represents a change in the Company’s cash and cash equivalents as a result of the change in the dollar exchange rate against the NIS during the three months ended June 30, 2020.

Future Funding Requirements

The Company believes that it will require additional financing in order to provide the capital it needs to achieve its growth targets.

Off-Balance Sheet Arrangements

The Subsidiary leases its headquarters in Omer, Israel, with a total of approximately 807 gross square meters. In January 2020, ScoutCam extended the agreement through the end of 2020. The rental payments are linked to the Israeli CPI.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on guidelines instituted by the Israeli government, employers (including us) are required to allow employees to work remotely. In that regard, and in compliance with all applicable Israeli rules and guidelines, our offices have remained open since the middle of March 2020, but certain of our essential employees worked, and continue to work, remotely. Accordingly, Israeli containment measures have caused a number of disruptions to our business operations, including, but not limited to, the inability of our employees to access our facilities in a normal fashion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
10.1	Securities Purchase Agreement, dated May 18, 2020, by and between ScoutCam Inc. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)

10.2	Registration Rights Agreement, dated May 18, 2020, by and between ScoutCam Inc. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)

10.3	Voting Agreement, dated May 18, 2020, by and among ScoutCam Inc. Medigus Ltd. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)

10.4	Letter Agreement, dated May 18, 2020, by and among ScoutCam Inc., ScoutCam Ltd., Medigus Ltd. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)

10.5	Warrant A, by and between ScoutCam Inc. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)

10.6	Warrant B, by and between ScoutCam Inc. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)

10.7	Side Letter Agreement, by and between ScoutCam Inc. and Medigus Ltd., dated June 23, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2020)

10.8	Form of Warrant A by and between ScoutCam Inc. and Medigus Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 24, 2020)

10.9	Form of Warrant A by and between ScoutCam Inc. and Medigus Ltd. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 24, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2020	SCOUTCAM INC.

	By:	/s/ Yaron Silberman
	Name:	Yaron Silberman
	Title:	Chief Executive Officer
ScoutCam Inc.

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
ScoutCam Inc.