Form 10-Q
period 2020-09-30
ScoutCam Inc.
filed 2020-11-12
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

+972 73 370-4691
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

As of November 10, 2020, the registrant had 34,732,861 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

SCOUTCAM INC.

INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

SCOUTCAM INC.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	3,150	3,245
Accounts receivables	-	22
Inventory	1,483	900
Parent company	30	73
Other current assets	277	78
	4,940	4,318

NON-CURRENT ASSETS:
Property and equipment, net	257	59
Operating lease right-of-use assets	112	53
Severance pay asset	327	327
	696	439

TOTAL ASSETS	5,636	4,757

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2020	2019
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payables	181	35
Loan from Parent company	-	500
Contract liabilities	1,201	502
Operating lease liabilities - short term	56	24
Accrued compensation expenses	375	297
Other accrued expenses	158	552
	1,971	1,910
NON-CURRENT LIABILITIES:
Operating lease liabilities - long term	56	29
Liability for severance pay	297	296
	353	325
TOTAL LIABILITIES	2,324	2,235

SHAREHOLDERS’ EQUITY:
Ordinary shares Common stock, $0.001 par value; 75,000,000 shares authorized, 33,764,128 and 26,884,921 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	34	27
Additional paid-in capital	8,328	4,135
Accumulated deficit	(5,050)	(1,640)
TOTAL SHAREHOLDERS’ EQUITY	3,312	2,522

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	5,636	4,757

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019
	Unaudited
	USD in thousands (except per share data)
Revenues:
Products	86	187	12	43
Services	-	85	-	85
	86	272	12	128
Cost of revenues:
Products	434	355	153	51
Services	-	85	-	85
	434	440	153	136

Gross Loss	(348)	(168)	(141)	(8)
Research and development expenses	514	216	144	75
Sales and marketing expenses	302	130	114	47
General and administrative expenses	2,309	541	629	227
Operating loss	(3,473)	(1,055)	(1,028)	(357)
Financing income (expenses), net	63	(16)	1	(8)
Loss before taxes on income	(3,410)	(1,071)	(1,027)	(365)
Taxes on income	-	(2)	-	(1)
Net Loss	(3,410)	(1,073)	(1,027)	(366)
Net loss per ordinary share (basic and diluted, USD)	(0.11)	(0.07)	(0.03)	(0.02)
Weighted average ordinary shares (basic and diluted, in thousands)	30,728	16,131	33,764	16,131

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2020

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	Deficit	equity
	in thousands	USD in thousands
Balance at January 1, 2020	26,885	$27	4,135	(1,640)	2,522
Issuance of shares and warrants	6,092	$6	2,852	-	2,858
Stock based compensation	-	-	961	-	961
Conversion of a loan from Parent company	787	$1	380	-	381
Net loss	-	-	-	(3,410)	(3,410)

Balance at September 30, 2020	33,764	$34	8,328	(5,050)	3,312

Three Months Ended September 30, 2020

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	Deficit	Equity
	in thousands	USD in thousands
Balance at July 1, 2020	33,764	$34	8,238	(4,023)	4,249
Stock based compensation	-	-	90	-	90
Net loss	-	-	-	(1,027)	(1,027)

Balance at September 30, 2020	33,764	$34	8,328	(5,050)	3,312

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2019

	Ordinary shares		Additional paid-in	Parent company	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Deficit	Equity
	in thousands	USD in thousands
Balance at January 1, 2019	-	-	-	(118)	-	(118)
Net transfer from Parent company	-	-	-	514	-	514
Net loss	-	-	-	(189)	(884)	(1,073)
Consummation of the Carve-out	-	-	207	(207)	-	-
Share based compensation	-	-	25	-	-	25
Issuance of shares	16,131	16	(16)	-	-	-
Sale of assets to Parent company	-	-	168	-	-	168
Capital contribution from Parent company	-	-	720	-	-	720

Balance at September 30, 2019	16,131	16	1,104	-	(884)	236

Three Months Ended September 30, 2019

	Ordinary shares		Additional paid-in	Parent company	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Deficit	Equity
	in thousands	USD in thousands
Balance at July 1, 2019	16,131	16	1,104	-	(518)	602
Net loss	-	-	-	-	(366)	(366)

Balance at September 30, 2019	16,131	16	1,104	-	(884)	236

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,410)	(1,073)	(1,027)	(366)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	51	3	24	2
Other non-cash items	1	63	(13)	28
Share based compensation	927	-	90	-
Profit from exchange differences on cash and cash equivalents	(87)	-	(3)	-

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Accounts receivable	22	27	26	(46)
Inventory	(546)	(628)	(244)	(319)
Parent company	2	54	113	156
Other current assets	(199)	(38)	55	49
Accounts payables	146	40	13	(47)
Contract liabilities	699	72	529	67
Accrued compensation expenses	78	135	42	47
Other accrued expenses	(394)	65	(38)	48
Net cash flows used in operating activities	(2,710)	(1,280)	(433)	(381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in severance pay asset	-	(28)	-	(28)
Purchase of property and equipment	(249)	(18)	(28)	(18)
Net cash flows used in investing activities	(249)	(46)	(28)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer from Parent company	-	514	-	-
Sale of assets to Parent company	-	168	-	168
Capital contribution from Parent company	-	720	-	253
Proceeds from issuance of shares and warrants	2,858	-	-	-
Repayment of loan from Parent company	(81)	-	-	-
Net cash flows provided by financing activities	2,777	1,402	-	421

PROFIT FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	87	-	3	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(95)	76	(458)	(6)
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	3,245	-	3,608	82
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	3,150	76	3,150	76

Non cash activities -

	Nine months ended		Three months ended
	September 30,		September 30,
	2020	2019	2020	2019
	Unaudited
	USD in thousands
Parent Company loan settled against Parent Company receivable	41	-	-	-
Conversion of a loan from Parent company	381	-	-	-

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

On September 16, 2019, Intellisense entered into a Securities Exchange Agreement (the “Exchange Agreement”), with Medigus, pursuant to which Medigus assigned, transferred and delivered 100% of its holdings in the Subsidiary to Intellisense, in exchange for consideration consisting of shares of Intellisense’s common stock representing 60% of the issued and outstanding share capital of Intellisense immediately upon the closing of the Exchange Agreement (the “Closing”). In addition, the Exchange Agreement provides that if ScoutCam achieves an aggregated amount of USD 33 million in sales within the first three years immediately after the Closing, the Company will issue to Medigus 2,688,492 additional shares of Company’s common stock. The Closing occurred on December 30, 2019 (the “Closing Date”). On December 31, 2019, Intellisense changed its name to ScoutCam Inc.

Although the transaction resulted in the Subsidiary becoming a wholly owned subsidiary of Intellisense, the transaction constituted a reverse recapitalization since Medigus, the only shareholder of the Subsidiary prior to the Exchange Agreement, was issued a majority of the outstanding capital stock of Intellisense upon consummation of the Exchange Agreement, and also taking into account that prior to the Closing Date, Intellisense was considered as a shell corporation. Accordingly, the Subsidiary is considered the accounting acquirer of the merged company.

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.

The accompanying comparative consolidated financial statements include the historical accounts of the Subsidiary as a “Carve-out Business”, a division of Medigus. Throughout the comparative periods included in these Financial Statements, the Carve-out Business operated as part of Medigus. Separate financial statements have not historically been prepared for the Carve-out Business. This comparative carve-out financial data has been prepared on a standalone basis and is derived from Medigus’s consolidated financial statements and accounting records. The carve-out comparative financial data reflects the Subsidiary’s financial position, results of operations, changes in net parent deficit and cash flows in accordance with U.S. GAAP.

The financial position, results of operations, changes in net parent deficit, and cash flows of the Carve-out Business may not be indicative of its results had it been a separate stand-alone entity during the comparative periods presented.

The comparative carve-out financial data of the Company includes expenses which were allocated from Medigus for certain functions, including general corporate expenses related to corporate strategy, procurement, Information Technology (“IT”), Human Resources (“HR”) and legal. These allocations have been made on the basis of direct usage when identifiable, with the remainder allocated on the basis of headcount. Management believes the expense allocation methodology and results are reasonable and consistently applied for all comparative periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred by an independent company or of the costs to be incurred in the future.

The carve-out comparative financial statements include assets and liabilities specifically attributable to the Carve-out Business. Medigus uses a centralized approach for managing cash and financing operations. Accordingly, a substantial portion of the cash balances are transferred to Medigus’ cash management accounts regularly and therefore are not included in the financial statements. Transfers of cash between Carve-out business and Medigus are included within “Net transfers from Parent company” on the Statements of Cash Flows and the Statements of changes in shareholders’ equity (capital deficiency).

As the carve-out comparative financial information has been prepared on a carve-out basis, the amounts reflected in Parent Company deficit in the comparative statement of changes in shareholders’ equity (capital deficiency) refer to net loss for the period attributed to the Subsidiary in addition to transactions between Medigus and the Subsidiary.

c.

During the nine months ended September 30, 2020, the Company incurred a loss of USD 3,410 thousand and negative cash flows from operating activities of approximately USD 2,710 thousand. Based on the projected cash flows, the Company’s Management is of the opinion that without further fundraising it will not have sufficient resources to enable it to continue its operating activities including the development, manufacturing and marketing of its products within one year after the issuance date of these financial statements. As a result, there is a substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

d.

The COVID-19 pandemic has had a significant impact on global markets and the global economy, including countries in which the Company operates. As the extent of the impact on the global economy remains unclear, the Company anticipates that it will have a continuing impact on global economies in the near and long-term future. In light of the below mentioned factors, the COVID-19 pandemic had and most likely will continue to have a material effect on the Company’s operations, and the extent to which the COVID-19 pandemic will impact the Company’s operations will depend on future developments. In particular, the continued spread of COVID-19 globally had and most likely will continue to have material adverse impact on the Company’s operations and workforce, including its manufacturing activities, product sales, as well as its ability to continue to raise capital. Travel restrictions had and most likely will continue to have a material adverse impact on our sales and marketing and research and development efforts.

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LEASES:

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach for all lease arrangements at the beginning period of adoption. The Subsidiary leases office and vehicles under operating leases. On September 30, 2020, the Company’s ROU assets and lease liabilities for operating leases totaled $112 thousand.

In January 2020, the Subsidiary entered into a lease agreement for office space in Omer, Israel. The agreement is for 11 months beginning on February 1, 2020. Monthly lease payments under the agreement are approximately $6 thousand. Lease expenses recorded in the interim consolidated statements of operations were $53 thousand for the nine months ended September 30, 2020. The Company has elected the short-term lease exception for this lease. As part of this election it will not recognize right-of-use assets and lease liabilities on the balance sheet for this lease.

Supplemental cash flow information related to operating leases was as follows:

Nine months ended September 30, 2020
USD in thousands
Cash payments for operating leases	36
Cash payments for short-term lease	53
Total lease expenses	89

As of September 30, 2020, the Company’s operating leases had a weighted average remaining lease term of 2.1 years and a weighted average discount rate of 10%. Future lease payments under operating leases as of September 30, 2020 are as follows:

Operating leases
USD in thousands
Remainder of 2020	15
2021	59
2022	52
Total future lease payments	126
Less imputed interest	(14)
Total lease liability balance	112

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

As of September 30, 2020, the Company had the following outstanding warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of Common Stock Underlying Warrants
Warrant A	December 30, 2019	December 30, 2020	0.595	3,413,317
Warrant B	December 30, 2019	June 30, 2021	0.893	6,826,623
Warrant A	March 3, 2020	March 3, 2021	0.595	979,754
Warrant B	March 3, 2020	September 3, 2021	0.893	1,959,504
Warrant A	May 18, 2020	November 18, 2021	0.595	2,066,116
Warrant B	May 18, 2020	May 18, 2022	0.893	4,132,232
Warrant A	June 23, 2020	June 23, 2021	0.595	393,736
Warrant B	June 23, 2020	December 23, 2021	0.893	787,471
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

Nine months ended September 30, 2020
Underlying value of ordinary shares ($)	0.475
Exercise price ($)	0.29
Expected volatility (%)	43.91
Term of the options (years)	7
Risk-free interest rate (%)	1.25

The cost of the benefit embodied in the options granted during the nine months ended September 30, 2020, based on their fair value as at the grant date, is estimated to be approximately $1.7 million. These amounts will be recognized in statements of operations over the vesting period.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	For the nine months ended September 30, 2020
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	-	-
Granted	6,489,172	0.29
Outstanding at end of period	6,489,172	0.29

Vested at end of period	1,361,459	0.29

The following table sets forth the total share-based payment expenses resulting from options granted, included in the statements of operation:

Nine months ended September 30, 2020
USD in thousands
Research and development	125
General and administrative	802
Total expenses	927

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Contract liabilities:

The Company’s contract liabilities as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
	USD in thousands
Contract liabilities	1,201	502

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2020, the total RPO amounted to $3.3 million, which the Company expects to recognize during the next 12 months.

NOTE 6 – INVENTORY

Composed as follows:

	September 30,	December 31,
	2020	2019
	USD in thousands
Raw materials and supplies	20	24
Work in progress	864	316
Finished goods	649	560
Provision for impairment	(50)	-
	1,483	900

During the period ended September 30, 2020, impairment of $50 thousands was occurred.

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

In addition, the Subsidiary’s employees provide support services to Medigus.

Balances with related parties:

	September 30, 2020	December 31, 2019

Parent Company	30	73
Loan from Parent Company (see note 4(d))	-	500

Transactions with related parties:

	Nine months ended September 30,
	2020	2019
Revenues	5	-
Cost of revenues	5	-
Interest payments	8	-

NOTE 9 - SUBSEQUENT EVENTS

As of the date of issuance of these financial statements, 968,733 shares of common stock were issued pursuant to the exercise of Warrants A, which were issued on December 30, 2019.

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

On March 1, 2019, 12 employees moved from Medigus to the Subsidiary.

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	2020	2019	% Change
Revenues	86,000	272,000	(68)%
Cost of Revenues	434,000	440,000	(1)%
Gross Loss	(348,000)	(168,000)	107%
Research and development expenses	514,000	216,000	138%
Sales and marketing expense	302,000	130,000	132%
General and administrative expenses	2,309,000	541,000	327%
Operating Loss	(3,473,000)	(1,055,000)	229%

Revenues

For the nine months ended September 30, 2020, the Subsidiary generated revenues of $86,000, a decrease of $186,000 from the nine months ended September 30, 2019 revenues.

The decrease in revenues was primarily due:

a)	the COVID-19 pandemic impact on global markets and the global economy, including countries and industries in which the Company operates;

b)	most of the revenues for the nine months ended September 30, 2019 were derived from sales of miniature camera and related equipment to occasional customers. The Company’s management has decided to reduce sales to occasional customers and focus on large projects. Our current business model is that of a B2B approach, in which we seek to identify target businesses interested in integrating our micro ScoutCam™ technology, or commissioning individual projects using our technology.

Currently, we have two major customers that generate most of our current and forecasted revenue in the near term:

(1) a large international bio-med company that is developing a visualization component for its invasive surgical device.

(2) a medical device company that specializes in orthopedic surgeries and develops and markets minimally invasive surgical devices.

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2020, the total RPO amounted to $3.3 million, which the Company expects to recognize during the next 12 months.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2020 were $434,000, a decrease of $6,000 compared to cost of revenues of $440,000 for the nine months ended September 30, 2019. The decrease was primarily due to a decrease in materials as a result of a decrease in revenues, partially offset by an increase in payroll expenses as a result of hiring additional employees.

Gross Loss

Gross loss for the nine months ended September 30, 2020 was $348,000, an increase of $180,000 compared to gross loss of $168,000 for the nine months ended September 30, 2019.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020, were $514,000, an increase of $298,000, or 138%, compared to $216,000 for the nine months ended September 30, 2019. The increase was primarily due to an increase in payroll expenses and increase in materials and subcontractors. The increase in payroll expenses was as result of an increase in share - based compensation expenses (see note 4 to our interim condensed consolidated financial statements as of September 30, 2020) and hiring additional employees. The increase in materials and subcontractors was primarily due to an increase in research and development activities.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2020, were $302,000, an increase of $172,000, or 132%, compared to $130,000 for the nine months ended September 30, 2019. The increase was primarily due to an increase in marketing activities.

General and Administrative Expenses

General and Administrative expenses for the nine months ended September 30, 2020, were $2,309,000, an increase of $1,768,000, or 327%, compared to $541,000 for the nine months ended September 30, 2019. The increase was primarily due to an increase in payroll expenses, as result of an increase in share - based compensation expenses (see note 4 to our interim condensed consolidated financial statements as of September 30, 2020) and hiring additional employees and an increase in professional services. The increase in professional services resulted from the incorporation of the Subsidiary as an independent company and in connection with the execution of that certain securities exchange agreement involving the Subsidiary.

Operating loss

We incurred an operating loss of $3,473,000 for the nine months ended September 30, 2020, an increase of $2,418,000, or 229%, compared to operating loss of $1,055,000 for the nine months ended September 30, 2019. The increase in operating loss was due to $180,000 increase in gross loss, $298,000 increase in research and development expenses, $172,000 increase in sales and marketing expenses and $1,768,000 increase in administrative and general expenses.

Liquidity and Capital Resources

Sources of Liquidity

The Company has financed its operations primarily through Medigus, private placement transactions for the issuance of common stock and warrants, and sales to customers.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	2020	2019
Cash used in Operating Activity	(2,710,000)	(1,280,000)
Cash used in Investing Activity	(249,000)	(46,000)
Cash provided by Financing Activity	2,777,000	1,402,000
Profit from exchange differences on cash equivalents	87,000	-

Operating Activities

For the nine months ended September 30, 2020, net cash flows used in operating activities was $2,710,000, compared to net cash flows used in operating activities of $1,280,000 for the nine months ended September 30, 2019, an increase of $1,430,000. The change was mainly due to an increase in net loss which was partially offset by an increase in stock-based compensation.

Investing Activities

For the nine months ended September 30, 2020, net cash flows used in investing activities was $249,000 as compared to $46,000 for the same period of 2019. The change was due to the purchase of property and equipment during the nine months ended September 30, 2020.

Financing Activities

For the nine months ended September 30, 2020, net cash flows provided by financing activities was $2,777,000, compared to net cash flows provided by financing activities of $1,402,000 for the nine months ended September 30, 2019.

Net cash provided by financing activities in the nine months ended September 30, 2020 consisted of $2,858,000 in proceeds from the issuance of shares and warrants, and $81,000 in loan repayments from Medigus. Net cash provided by financing activities in the nine months ended September 30, 2019 was generated from the transfer of funds from Medigus and from sales of assets to Medigus.

Profit from exchange differences on cash equivalents

During the nine months ended September 30, 2020, the Subsidiary generated profit from exchange differences on cash equivalents of $87,000. This profit represents a change in the Company’s cash and cash equivalents as a result of the change in the dollar exchange rate against the NIS during the nine months ended September 30, 2020.

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	2020	2019	% Change
Revenues	12,000	128,000	(91)%
Cost of Revenues	153,000	136,000	13%
Gross Loss	(141,000)	(8,000)	1,663%
Research and development expenses	144,000	75,000	92%
Sales and marketing expense	114,000	47,000	143%
General and administrative expenses	629,000	227,000	177%
Operating Loss	(1,028,000)	(357,000)	188%

Revenues

For the three months ended September 30, 2020, the Subsidiary generated revenues of $12,000, a decrease of $116,000 from the three months ended September 30, 2019 revenues.

For reasons for the decrease in revenues see a comparison of nine months.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2020 were $153,000, an increase of $17,000 compared to cost of revenues of $136,000 for the three months ended September 30, 2019. The increase was primarily due to a decrease in materials as a result of decrease in revenues, partially offset by an increase in payroll expenses as a result of hiring additional employees.

Gross Loss

Gross loss for the three months ended September 30, 2020 was $141,000, an increase of $133,000 compared to gross loss of $8,000 for the three months ended September 30, 2019.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020, were $144,000, an increase of $69,000, or 92%, compared to $75,000 for the three months ended September 30, 2019. The increase was primarily due to an increase in payroll expenses and increase in materials and subcontractors. The increase in payroll expenses was as result of an increase in share - based compensation expenses (see note 4 to our interim condensed consolidated financial statements as of September 30, 2020) and hiring additional employees. The increase in materials and subcontractors was primarily due to an increase in research and development activities.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2020, were $114,000, an increase of $67,000, or 143%, compared to $47,000 for the three months ended September 30, 2019. The increase was primarily due to an increase in marketing activities.

General and Administrative Expenses

General and Administrative expenses for the three months ended September 30, 2020, were $629,000, an increase of $402,000, or 177%, compared to $227,000 for the three months ended September 30, 2019. The increase was primarily due to an increase in payroll expenses, as a result of an increase in share - based compensation expenses (see note 4 to our interim condensed consolidated financial statements as of September 30, 2020) and hiring additional employees and an increase in professional services. The increase in professional services resulted from the incorporation of the Subsidiary as an independent company and in connection with the execution of that certain securities exchange agreement involving the Subsidiary.

Operating loss

We incurred an operating loss of $1,028,000 for the three months ended September 30, 2020, an increase of $671,000, or 188%, compared to operating loss of $357,000 for the three months ended September 30, 2019. The increase in operating loss was due to $133,000 increase in gross loss, $69,000 increase in research and development expenses, $67,000 increase in sales and marketing expenses and $402,000 increase in administrative and general expenses.

Liquidity and Capital Resources

Sources of Liquidity

The Company has financed its operations primarily through Medigus, private placement transactions for the issuance of common stock and warrants, and sales to customers.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	2020	2019
Cash used in Operating Activity	(433,000)	(381,000)
Cash used in Investing Activity	(28,000)	(46,000)
Cash provided by Financing Activity	-	421,000
Profit from exchange differences on cash equivalents	3,000	-

Operating Activities

For the three months ended September 30, 2020, net cash flows used in operating activities was $433,000, compared to net cash flows used in operating activities of $381,000 for the three months ended September 30, 2019, an increase of $52,000. The change was mainly due to an increase in net loss, which was partially offset by an increase in stock-based compensation and increase in contract liabilities.

Investing Activities

For the three months ended September 30, 2020, net cash flows used in investing activities was $28,000 as compared to $46,000 for the same period of 2019.

Financing Activities

For the three months ended September 30, 2019, net cash flows provided by financing activities was $421,000.

Net cash provided by financing activities in the three months ended September 30, 2019 was generated from the transfer of funds from Medigus and sale of assets to Medigus.

Loss from exchange differences on cash equivalents

During the three months ended September 30, 2020, the Subsidiary generated loss from exchange differences on cash equivalents of $3,000. This loss represents a change in the Company’s cash and cash equivalents as a result of the change in the dollar exchange rate against the NIS during the three months ended September 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak of COVID-19, which originated in China in late 2019, has since spread to multiple countries, including the United States and Israel. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of September 30, 2020, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantine rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. We are actively monitoring the pandemic and we are taking necessary measures to respond to the situation in cooperation with the various stakeholders.

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

Date: November 12, 2020	SCOUTCAM INC.

	By:	/s/ Yaron Silberman
	Name:	Yaron Silberman
	Title:	Chief Executive Officer
ScoutCam Inc.

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
ScoutCam Inc.