Form 10-K
period 2020-12-31
ScoutCam Inc.
filed 2021-03-31
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2020

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

Tel: +972 73 370-4691

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020, based on the price at which the common equity was last sold on the OTCQB Market on such date, was $13.9 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 28, 2021, there were 38,073,022 shares of the registrant’s common stock outstanding.

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

Part I

Item 1. Business

Overview

We are engaged in the development, production and marketing of innovative miniaturized imaging equipment known as our micro ScoutCam™ technology for use in medical procedures as well as various applications in other industries. Our current business model is that of a B2B approach, in which we seek to identify target businesses interested in integrating our micro ScoutCam™ technology, or commissioning individual projects using our technology. As of the date of this prospectus, we derive a substantial portion of our revenue from applications of our micro ScoutCam™ technology within the medical and industrial fields. We have recently begun examining additional applications for our micro ScoutCam™ portfolio outside of the medical device industry, including sectors such as, inter alia, the homeland security and defense, aerospace (including commercial drones, unmanned aerial vehicles (UAV) and manned airplanes), automotive, industrial non-destructing-testing industries, and predictive maintenance (i.e. Industry 4.0) based on Internet of Things (IoT). We plan to further expand the activity in these non-medical spaces.

Pictured above (from left to right) are the Company’s micro ScoutCamTM 1.0 Lum and micro ScoutCam™ 1.2.

The Company’s eye-endoscope, which includes a camera at the distal tip, integrated illumination and embedded irrigation, which is only 1.2 mm in outer diameter.

Recent Developments

On March 22, 2021, the Company undertook to issue to certain investors (the “Investors”) 22,222,223 units (the “Units”) in exchange for an aggregate purchase price of $20 million (the “Private Placement”). Each Unit consists of (i) one share of the Company’s Common Stock and (ii) one warrant to purchase one share of Common Stock with an exercise price of US$1.15 per share (the “Warrant” and the “Exercise Price”). Each Warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the Warrants, following April 1, 2024, if the closing price of the Common Stock equal or exceeds 135% of the Exercise Price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the Warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the Warrants, in whole or in part, by delivering to the Investors a notice of forced exercise.

Our Corporate History and Background

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

We received initial funding in March 2014 in the aggregate amount of $19,980 through the sale of Common Stock to two of our former officers and directors, who purchased in the aggregate 1,998,000 shares of our Common Stock at $0.01 per share.

On January 10, 2019, we formed Canna Patch Ltd., or Canna Patch, an Israeli corporation, of which 90% was initially owned by our Company, and the remaining 10% owned by Rafael Ezra, Canna Patch’s Chief Technology Officer. Canna Patch did not have any operations and on December 4, 2019, we sold 100% of our holdings in Canna Patch.

On September 16, 2019, Intellisense and Medigus entered into that certain Exchange Agreement (as defined herein). For additional information about the Exchange Agreement, refer to “—Certain Relationships and Related Party Transactions” below.

On December 30, 2019, we acquired ScoutCam Ltd. As a result of our acquisition of ScoutCam Ltd., we now own all of ScoutCam Ltd.’s issued and outstanding share capital. We plan to integrate and fully adopt ScoutCam Ltd.’s business into our Company as our primary business activity.

ScoutCam Ltd. was formed in the State of Israel on January 3, 2019 as a wholly-owned subsidiary of Medigus, an Israeli company traded on the Nasdaq Capital Market, and commenced operations on March 1, 2019. ScoutCam Ltd. was incorporated as part of a reorganization of Medigus, which was designed to distinguish ScoutCam Ltd.’s miniaturized imaging business, or the micro ScoutCam™ portfolio, from Medigus’ other operations and to enable Medigus to form a separate business unit with dedicated resources focused on the promotion of such technology. On December 1, 2019, Medigus and ScoutCam Ltd. consummated a certain Amended and Restated Asset Transfer Agreement, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business. For additional information about the Amended and Restated Asset Transfer Agreement, refer to “—Certain Relationships and Related Party Transactions” below. On May 18, 2020, in connection with the Arkin Transaction (as defined below), the Company and Medigus entered into a certain Side Letter Agreement (the “Letter Agreement”), whereby the parties agreed to amend certain terms of the Amended and Restated Asset Transfer Agreement and the License Agreement. For additional information about the Letter Agreement, refer to “—Certain Relationships and Related Party Transactions” below.

On April 20, 2020, ScoutCam Ltd. entered into an Amended and Restated Intercompany Services Agreement with Medigus (the “Intercompany Services Agreement”), which effectively amended and restated an intercompany services agreement dated May 30, 2019. For additional information about the Intercompany Services Agreement, refer to “—Certain Relationships and Related Party Transactions” below.

Sales and Marketing

Our vision is to improve the performance of organizations by offering prestigious tools that enhance the visual technological capabilities of companies across a variety of industries. Our mission is to become a global leader providing innovative, custom-tailored visualization solutions to organizations across a variety of industries based on small and highly resistant cameras and supplementary technologies. Since we are focused on custom-tailored solutions, we have a very limited offering of off-the-shelf products, which are used mainly as demonstrators for new prospects of our technology and capabilities, rather than as a major source of revenue. Moreover, as we focus only on the visualization apparatus and supporting components, including for example a small camera (that consists of a miniature CMOS video sensor, optics, filters, electronics, housing and cables), illumination, cleaning methods (e.g., irrigation), and/or a mechanical structure based on the customer’s needs, in most cases our products are components of the customer’s end-user products rather than independent end-user products.

Certain illustrative examples of our component parts that have been previously integrated into our clients’ end-user products include:

The Company’s micro ScoutCam™ 6.5 Lum, pictured above, was integrated into a NASA-commissioned project, and as a result it became the first micro camera utilized in orbit, and thereafter was successfully operated outside the International Space Station in May 2015 (see: nexis.gsfc.nasa.gov/rrm_phase2vipir.html and youtu.be/O9bmZJATnJs).

Pictured above is a single-use visualization solution that was developed and sold to A.M. Surgical, which was designed to replace expensive and bulky reusable endoscopes used in carpal tunnel surgery by their Stratos surgical device. We prepared both wired and wireless versions. Wireless device was cleared for marketing by the US Food and Drug Administration (FDA) and it is compliant with FCC regulations.

Our business model includes engaging companies seeking to add a video visualization to their existing or new product(s) or looking into developing new products that include micro video visualization. Accordingly, our customer base is exclusively comprised of businesses, and therefore we are entirely removed from marketing, manufacturing, selling and distributing end-user products to consumers. Our engagement with businesses is ordinarily conducted in two phases. During the first phase, we conduct the research and development that is required in order to specify, design, develop, and product the designated visualization apparatus, all for an agreed compensation (e.g., a non-recurrent engineering fee). During the second phase, we manufacture the apparatus and sell it to the customer for an agreed transfer price. In some cases, upon a customer’s request, we offer complete ‘turn-key’ contracts, in which we are responsible for most or all product phases, from the specifications phase to the provision of components or products that are complete, packaged and ready for sale. In such cases, we may conduct the necessary regulatory tests and handle the required regulatory approvals. In addition, we may also be responsible, as necessary, for, inter alia, packaging, sterilization, labeling and shipment.

Our customers include technology-based companies and organizations of all sizes, from early stage start-ups to large, well-established, international corporations. However, we prefer engaging the latter business partnership as larger corporations provide financial stability, large purchased quantities, recurring revenue, and valid forecasts for extended durations. In addition, we engage customers from various industries, such as biomedical, aerospace, certain sensitive or classified industries, security and defense, and research.

In order to locate and secure new customers we employ both active and passive marketing strategies. As part of our active approach, we employ three business development managers who analyze target industries and assess whether micro visualization components may add value to companies operating in those industries. Once we have identified a potentially relevant industry, we approach a variety of target companies and market the benefits of integrating our micro visualization components into their products. As of the current date, we are in the process of expanding our business development team in order to better and more effectively implement the foregoing marketing strategy. In addition, in order to assist us in identifying such industries and target companies, we consult with subject matter experts from various industries.

In addition to the active marketing strategy described above, we also employ a multitude of available marketing channels in order to increase the exposure of our services to relevant industries. These marketing channels include advertising, participating in relevant tradeshows and conferences, web-marketing, which includes a well maintained website, Search Engine Optimization (SEO), social media presence, frequent distributions of press-releases in target countries, as well as conventional marketing means, including brochures, presentations, etc. Additionally, we issue industry-specific marketing materials that are tailored to highlight the relevant features of our technology to a specific target industry.

As described above, we interact with prospects globally in order to engage in and secure new projects by various business development and marketing means, specifically by way of active and passive marketing measures in order to gather interest from potential customers. These efforts may include, but are not limited to, the following:

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

In addition to our business development efforts that are mainly based on currently existing or future customer needs, we aim to identify new market opportunities. These efforts include systematical analysis of industrial fields as well as medical fields and procedures in order to identify where miniature visualization solutions might benefit and attract value. To this end, we have contracted business development executives with expertise in these fields that are using various resources and interviewing potential uses in identifying the most promising opportunities. When a potential opportunity is identified we protect our rights by establishing the relevant intellectual property safeguards, develop various prototypes that may be relevant for the specific application and engage the key opinion leaders of that field to validate the feasibility of our solutions. Given that we are not a B2C company, our business model does not include commercialization of end-user products; nevertheless, we intend to engage relevant companies to partner with us in order to convert our innovative prototypes into market-ready products, completing the required regulatory clearances, and commercializing them based on revenue share models.

We have certain internal procedures in place for when a potential customer is identified, which when triggered helps provide a roadmap for the ensuing working relationship with that potential customer. Prior to any formal engagement with a potential customer, two of our departments – business development and R&D – work in parallel and in accordance with their own internal procedures. The goal of this work is to define an understanding with the customer that will ordinarily incorporate two phases: (a) an R&D phase, during which the R&D team develops a custom-tailored visualization component that synthesizes our technology and skill with the customer’s stated requirements, specifications, and business constraints, and which phase generally includes a formal agreement with respect to the Non-Recurrent Engineering (NRE) fee that is typically payable according to a pre-defined set of milestones; and (b) a production phase, during which we manufacture and supply the component part for an agreed upon transfer price.

Over the years, we have implemented a pricing scheme that allows us to separately price services rendered during the previously described first phase. Pricing of this first phase is typically prepared by the engineering team, which provides an assessment of the anticipated costs associated with the R&D of the project, which price will depend on a given customer’s specifications and project vision. Such costs may include, inter alia, engineering labor, any contracts with sub-contractors, tooling, off-the-shelf and newly designed components, materials, prototypes production, testing, management overhead, and travel costs. Once we have completed our cost estimation for the R&D phase, we issue our quote with a certain margin to the customer.

In order to price the transfer price that will be issued in connection with the aforementioned second phase, the expected Bill-Of Material (BOM) and Cost-Of-Good Sold (COGS) are established and we price it accordingly with a certain margin to the customer. Often times there are certain modifications to the original project outlined and agreed upon in the R&D phase, which might necessitate an increase or decrease to the pricing of the overall project. For that reason, we tend to include a certain margin of flexibility in the final target transfer price. In addition, we usually link the end transfer price with both annual and per-order Minimum Order Quantities (MOQ), in order to reflect the actual production quantity of the COGS as well as to commercially incentivize the customer to order larger quantities.

Both the negotiation process and the contract drafting are usually done in collaboration with the customer, such that both sides can verify throughout the process that the final agreement meets their technological and business expectations. Furthermore, we are keen to maintain close contact with the customer throughout the two phases of our engagement with the customer, including for example, by way of teleconferences, virtual and actual meetings, document exchanges, on-site visits, and reporting of any completion of predefined milestones.

Our Customers

Currently, we have three major customers that generate most of our current and forecasted revenue in the near term: (1) a large international bio-med company that is developing a visualization component for its invasive surgical device, (see ‘Customer B’ in note 11 to our financial statements for the year ended December 31, 2020) (2) a medical device company that specializes in orthopedic surgeries and develops and markets minimally invasive surgical devices, (see ‘Customer A’ in note 11 to our financial statements for the year ended December 31, 2020), and (3) a commercial vehicle manufacturer in the aerospace sphere that is engineering a prototype for remote diagnostics of jet engines, (see ‘Customer C’ in note 11 to our financial statements for the year ended December 31, 2020).

In addition to these three material customers, we are engaged in initial negotiations with multiple potential customers operating in a variety of sectors, including biomedical, aerospace, industry, military and security, and others. We currently consider the biomedical and aerospace industries to be our core target industries, and from which we receive the greatest level of interest and demand. We are pursuing these potential engagements with the goal of securing research and development contracts that may then materialize into multi-year production contracts. We are in various stages of engagement with a variety of customers in all the above mentioned industries.

In the biomedical space, for example, we generally seek to partner with medical device and pharmaceutical companies that develop endoscopes with or without additional functionality. This variation allows the endoscope to be introduced into anatomical parts that were previously irrelevant within the video-endoscope space either because of the outer diameter and/or price. To this end, we focus on single-use products that accommodate the global trend to transition from expensive, multi-use products that require thorough a cleaning protocol, but which cannot be sterilized, to single-use products.

In the defense and military space, we have partnered with the research and development apparatus of the Israel Defense Forces, specifically to assist in the development of a small and lightweight “basket of cameras” that can be mounted on either a military-grade helmet or a balloon-type device, which would enable the viewer to 360 degrees of vision from the mounted vantage point, in addition to automatic threat detection.

Lastly, we have recently mobilized efforts to market the possibility of employing the micro ScoutCam™ technology for the purposes of monitoring bearings and other sensitive mechanical structures in the IAF helicopters and UAVs. Such an application would complement the rising global market trends associated with Industry 4.0 and Internet of Things (IoT), in which machines are programmed to test themselves and their production output, which then automatically alerts the processor of any potential problems at the outset of the endeavor.

Competition

We previously operated without competition from other companies; however, today there are several companies that offer small cameras, including, but not limited to, Opcom, Fujikura-Picoramedic, Awaiba, Fisba and Misumi. We, unlike the aforementioned competitors, offer customized solutions, which includes additional components as needed. Other companies, such as IntraVu, Medit, and SPI Engineering, offer complete small diameter off-the shelf endoscopes/borescopes. We, however, focus instead on customizing and integrating our solutions into a given customer’s device. Certain companies, such as Enable, Myriad Fiber Imaging Tech., Inc., and Precision Optics, act as direct competitors, since they offer similar services.

Proprietary Rights and Technology

As we develop customized components and/or products per specific customer requirements, our various projects are constantly in different stages of development, including: planning, early R&D for a proof of concept, R&D for a prototype, final product/component development, engineering necessary for a production-ready version, and production of initial batches.

Our intellectual property rights include such patents and patent licenses that were granted or transferred by Medigus as part of the Addendum No. 1 to Amended and Restated Asset Transfer Agreement (the “Addendum”), the License Agreement and the Letter Agreement and additional patent assets developed by ScoutCam and assigned to us from a third party. For additional information about the License Agreement refer to “—Certain Relationships and Related Party Transactions” below. Under the Addendum No. 1 to Amended and Restated Asset Transfer Agreement, Medigus transferred five patent families in exchange for a license in connection with the marketing and sale of the Medigus Ultrasonic Surgical Endostapler. Under the Addendum, and subject to certain limitations as further set forth therein, Medigus transferred to us the patent families 33209, 29651, 34802, 11777 and 24994, each of which is further discussed below.

We currently have rights to a total of five (5) patent families, four of which we consider material to our business and operating success, and which include the following:

●

Patent Family 29651 (Integrated Endoscope Irrigation): this patent relates to our ability to develop visualization components and endoscopes, which include irrigation with a smaller outer diameter by saving the space of the tube that is required to lead the fluids in the conventional manner. This patent has been granted in Canada, Europe (validated in Germany, Spain, France, Great Britain, Italy and Ireland), Israel, Japan and the United States, and has a pending continuation in part patent application in the United States. The expiration date for this patent in the United States patent is December 3rd, 2033 and in each of the other aforementioned jurisdictions, is February 28, 2033;

●

Patent Family 11777 (Multiple View Endoscopes): this patent relates to our ability to develop visualization components and endoscopes, which include multiple cameras, especially ones that provide side views, and thereby improve the field of view of the visualization components or endoscopes and provide more information to the user. This patent has been granted and in force in Japan, Mexico, New Zealand and the United States. The expiration date for this patent in the United States is October 12th, 2021, and in each of the other aforementioned jurisdictions, is September 6, 2021;

●	Patent Family 24994 (Small Diameter Medical Devices Containing Visualization Means): this patent relates to our ability to develop cameras, visualization components, and endoscopes with a smaller total outer diameter, thus enabling the insertion of the camera into smaller cavities or leaving more space in the device for the use and application of other functions, such as a working channel. This patent has been granted in Japan, Korea, Israel and the United States, Europe (validated in Germany, France, Great Britain and Italy) and also has patent assets pending an opposition appeal in Europe. The expiration dates for this patent in the United States are April 5, 2032 and March 10, 2031, respectively, and in each of the other aforementioned jurisdictions, is September 16, 2030;

●	Patent Family 33209 (Camera Head): this patent relates to our ability to develop cameras, visualization components, and endoscopes with a smaller total outer diameter, by reducing the outer diameter of the electronic board on which the sensor is mounted, thus enabling the insertion of the camera into smaller cavities or leaving more space in the device for the use and application of other functions, such as a working channel. This patent has been granted in Israel and the United States, and is pending approval in Canada, Europe, Japan and a continuation in part patent application in the United States. The expiration date for this patent in Israel is June 11, 2035, and in each of the other aforementioned jurisdictions it is June 9, 2036; and

●	Patent Family 34802 (Endoscope-Like Devices Comprising Sensors that Provide Positional Information): this patent relates to our ability to develop visualization components and endoscopes, which would provide the user with information concerning the spatial position and angulation of the device when the user is not maintaining eye contact with the device (or, at least, with its distal tip) due to its presence inside the cavity. Furthermore, this patent allows us to maintain the image in the same direction (e.g. “north-up”) despite the maneuvers of the device (as performed in cellular phones, for example). This patent is pending approval in Canada and Japan. The expiration date for this patent, in each of the aforementioned jurisdictions, is June 1, 2037.

Employment

We currently have 32 full-time (or near full-time) employees. This number is expected to grow. We may recruit additional engineers to the R&D team, and recruit additional production employees to support an anticipated increase in production commitments to our customers.

Regulation

Our approach to regulation is generally determined based on a given project. In our engagements with customers operating in the biomedical sector, we comply with the medical device standards in that corresponding territory, such as the FDA or International Organization for Standardization (ISO), among others. Compliance with these regulations is achieved through our QA department and the support we receive from highly experienced quality assurance and regulatory affairs consultants. In addition, we are being audited annually by MEDCERT GmbH, a German Notified Body.

For instance, ISO 13485:2016 is a regulatory benchmark that we comply with while working on our medical device projects. ISO 13845:2016 is similar to ISO 9001 in terms of its quality management system (QMS) requirements, however, ISO 13485:2016 is generally considered more rigorous and comprehensive.

Given that we do not manufacture or distribute end-user products, and instead service businesses pursuant to a B2B model, we are subject to far fewer regulatory standards commonly associated with medical device manufacturers or distributors. We develop components for other companies that thereafter develop, manufacture and distribute our components, and therefore our involvement in the production chain demands comparatively less regulatory compliance. This notwithstanding, we are careful to communicate with the business customer in order to identify certain regulatory dimensions inherent to the project, to which we should pay additional attention. For example, when a component of ours is integrated into a business’s end-user product, such as for the purpose of touching human tissue, we develop and manufacture our parts and components while taking into account certain applicable regulatory standards. These standards might include, inter alia, relevant FDA regulations (e.g. CFR 21 part 820, the medical device reporting requirements (MDR), among others) as well as ISO regulations (e.g. ISO 14644-1, specifically in connection with cleanrooms and associated controlled environments, among other items, or ISO 10993, in connection with the biological evaluation of medical devices). Furthermore, we prioritize our team’s compliance with the Restriction of Hazardous Substances Directives (RoHS) and REACH (EC 1907/2006).

Similarly, if a component part of ours is incorporated into an electronic device for the purpose of being used inside a human body, we ensure compliance with certain FDA requirements as well as IEC 60601 for safety and Electrostatic discharge, including the heating of parts at more than 42 degrees Celsius, as well as a variety of additional technical standards designed for the safety and essential performance of medical electrical equipment. Moreover, we perform risk management assessments in accordance with EN ISO 14971:2019 and ISO/TR 24971:2013.

In certain instances, our customers prefer that we conduct the testing of its products in internationally certified labs in order to further guarantee our component parts satisfy the applicable regulatory standards. In this scenario, we perform the required tests as a service to the customer and provide the customer with the official test results, specifically in accordance with ISO/IEC 17025:2017, which the customer can later use in order to apply for the required marketing clearance of its end-user product.

Properties

We do not own property and currently lease our principal corporate office, which is located at Suite 7A, Industrial Park, P.O. Box 3030, Omer, Israel 8496500. We believe our leased office sufficiently meets our current needs.

item 1a. risk factors

Risks Related to Our Business, Operations and Financial Condition

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, placed constraints on the operations of businesses, decreased consumer mobility and activity, and caused significant economic volatility in the United States, Israel and international capital markets. Our business has been affected in various ways, as discussed below, including in our operations, and we cannot predict the length and severity of the pandemic or its effects on us and our customers. We have followed guidance by the U.S. and Israeli governments and the other local governments in which we operate to protect our employees and our operations during the pandemic and have implemented a remote environment for certain of our employees, and, as a result, may experience inefficiencies in our employees’ ability to collaborate. We have also experienced difficulty in our efforts to recruit and hire qualified personnel during this time. In addition, the COVID-19 pandemic has caused an economic recession, high unemployment rates and other disruptions, both in the United States, Israel and the rest of the world. Any of these impacts, including the prolonged continuation of these impacts, could adversely affect our business.

We cannot predict the other potential impacts of the COVID-19 pandemic on our business or operations, and there is no guarantee that any near-term trends in our results of operations will continue, particularly if the COVID-19 pandemic and the adverse consequences thereof continue for a long period of time. Additional waves of infections, a continuation of the current environment, or any further adverse impacts caused by the COVID-19 pandemic could further deteriorate employment rates and the economy, detrimentally affecting our consumer base and divert consumers’ discretionary income to other uses, including for essential items. These events could adversely impact our cash flows, results of operations and financial conditions and heighten many of the other risks described in these “Risk Factors.”

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

Furthermore, we have a history of losses, and we may not be able to generate sufficient revenues to achieve and sustain profitability, and as a result, there is substantial doubt about our ability to continue as a going concern following the fiscal year ended December 31, 2020.

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

Our cash balance as of December 31, 2020 was $3.4 million. We may require additional funding to fund and grow our operations and to develop certain products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In the event we required additional capital, the inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we require and are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Risks Related to Our Common Stock

Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Our common stock has a history of thin trading. During the 52-week period ended December 31, 2020, trades were only reported on 103 trading days. These factors may result in investors having difficulty reselling any shares of our common stock.

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

An investor’s ability to trade our common stock may be limited by trading volume.

The Company’s shares are currently quoted on the OTCQB under the symbol “SCTC.” An active trading market for our common stock has not developed, and may not develop, on the OTCQB. During the period subsequent to our upgrade from the OTC Pink Market to the OTCQB, which occurred on September 14, 2020 and until December 31, 2020, trades were only reported on 46 trading days. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

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

As of March 28, 2021, our directors, executive officers, principal stockholders and affiliated entities may be deemed to beneficially own, in the aggregate, approximately 67.54% of our outstanding voting securities as of the date hereof. As a result, if some or all of such parties acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

Risks Related to our Operations in Israel

Political, economic and military instability in Israel may impede our ability to operate and harm our financial results.

Our offices and management team are located in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

In addition, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, prospects, financial condition and results of operations.

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

Item 1b. unresolved staff comments

Not applicable.

Item 2. properties

We do not own property and currently lease our principal corporate office, which is located at Omer Industrial Park, No. 7A P.O. Box 3030, Omer 8496500. We believe our leased office sufficiently meets our current needs.

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

Market Information

Our Common Stock is quoted on the OTCQB Market under the symbol “SCTC”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of December 31, 2020, there were 44 stockholders of record of our Common Stock and 36,756,983 shares of our Common Stock outstanding.

Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

2020 Share Incentive Plan

We have adopted the 2020 Plan under which we may grant equity-based incentive awards to attract, motivate and retain the talent for which we compete.

Authorized Shares. The maximum number of ordinary shares available for issuance under the 2020 Plan is equal to the sum of 9,422,440 shares, or such number as our board of directors may determine from time to time.

Administration. Our board of directors, or a duly authorized committee of our board of directors, will administer the 2020 Plan. Under the 2020 Plan, the administrator has the authority, subject to applicable law, to interpret the terms of the 2020 Plan and any award agreements or awards granted thereunder, designate recipients of awards, determine and amend the terms of awards, including the exercise price of an option award, the fair market value of an ordinary share, the time and vesting schedule applicable to an award or the method of payment for an award, accelerate or amend the vesting schedule applicable to an award, prescribe the forms of agreement for use under the 2020 Plan and take all other actions and make all other determinations necessary for the administration of the 2020 Plan.

The administrator also has the authority to amend and rescind rules and regulations relating to the 2020 Plan or terminate the 2020 Plan at any time before the date of expiration of its ten year term.

Eligibility. The 2020 Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Israeli Income Tax Ordinance (New Version), 5721-1961 (the “Ordinance”), and Section 3(i) of the Ordinance and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Code and Section 409A of the Code.

Section 102 of the Ordinance allows employees, directors and officers who are not controlling shareholders and are considered Israeli residents to receive favorable tax treatment for compensation in the form of shares or options. Our non-employee service providers and controlling shareholders may only be granted options under section 3(i) of the Ordinance, which does not provide for similar tax benefits.

Grant. All awards granted pursuant to the 2020 Plan will be evidenced by an award agreement, in a form approved, from time to time, by the administrator in its sole discretion. The award agreement will set forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions (including performance goals or measures) and the exercise price, if applicable. Certain awards under the 2020 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards.

Each award will expire seven years from the date of the grant thereof, unless such shorter term of expiration is otherwise designated by the administrator.

Awards. The 2020 Plan provides for the grant of stock options (including incentive stock options and nonqualified stock options), shares of common stock, restricted shares, restricted share units and other share-based awards.

Options granted under the 2020 Plan to our employees who are U.S. residents may qualify as “incentive stock options” within the meaning of Section 422 of the Code, or may be non-qualified stock options. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders).

Exercise. An award under the 2020 Plan may be exercised by providing the company with a written or electronic notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the administrator and permitted by applicable law. An award may not be exercised for a fraction of a share. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2020 Plan, the administrator may, in its discretion, accept cash, provide for net withholding of shares in a cashless exercise mechanism or direct a securities broker to sell shares and deliver all or a part of the proceeds to the Company or the trustee.

Transferability. Other than by will, the laws of descent and distribution or as otherwise provided under the 2020 Plan, neither the options nor any right in connection with such options are assignable or transferable.

Termination of Employment. In the event of termination of a grantee’s employment or service with the company or any of its affiliates, all vested and exercisable awards held by such grantee as of the date of termination may be exercised within three months after such date of termination, unless otherwise determined by the administrator. After such three month period, all such unexercised awards will terminate and the shares covered by such awards shall again be available for issuance under the 2020 Plan.

In the event of termination of a grantee’s employment or service with the company or any of its affiliates due to such grantee’s death, permanent disability or retirement, all vested and exercisable awards held by such grantee as of the date of termination may be exercised by the grantee or the grantee’s legal guardian, estate, or by a person who acquired the right to exercise the award by bequest or inheritance, as applicable, within twelve months after such date of termination, unless otherwise provided by the administrator. Any awards which are unvested as of the date of such termination or which are vested but not then exercised within the twelve month period following such date, will terminate and the shares covered by such awards shall again be available for issuance under the 2020 Plan.

Notwithstanding any of the foregoing, if a grantee’s employment or services with the company or any of its affiliates is terminated for “cause” (as defined in the 2020 Plan), all outstanding awards held by such grantee (whether vested or unvested) will terminate on the date of such termination and the shares covered by such awards shall again be available for issuance under the 2020 Plan.

Transactions. In the event of a share split, reverse share split, share dividend, recapitalization, combination or reclassification of our shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by the company (but not including the conversion of any convertible securities of the company), the administrator in its sole discretion shall make an appropriate adjustment in the number of shares related to each outstanding award and to the number of shares reserved for issuance under the 2020 Plan, to the class and kind of shares subject to the 2020 Plan, as well as the exercise price per share of each outstanding award, as applicable, the terms and conditions concerning vesting and exercisability and the term and duration of outstanding awards, or any other terms that the administrator adjusts in its discretion, or the type or class of security, asset or right underlying the award (which need not be only that of the Company, and may be that of the surviving corporation or any affiliate thereof or such other entity party to any of the above transactions); provided that any fractional shares resulting from such adjustment shall be rounded down to the nearest whole share unless otherwise determined by the administrator. In the event of a distribution of a cash dividend to all shareholders, the administrator may determine, without the consent of any holder of an award, that the exercise price of an outstanding and unexercised award shall be reduced by an amount equal to the per share gross dividend amount distributed by the Company, subject to applicable law.

In the event of a merger or consolidation of our company, or a sale of all, or substantially all, of the Company’s shares or assets or other transaction having a similar effect on the Company, or change in the composition of the board of directors, or liquidation or dissolution, or such other transaction or circumstances that the board of directors determines to be a relevant transaction, then without the consent of the grantee, the administrator may but is not required to (i) cause any outstanding award to be assumed or substituted by such successor corporation, or (ii) regardless of whether or not the successor corporation assumes or substitutes the award (a) provide the grantee with the option to exercise the award as to all or part of the shares, and may provide for an acceleration of vesting of unvested awards, or (b) cancel the award and pay in cash, shares of the company, the acquirer or other corporation which is a party to such transaction or other property as determined by the administrator as fair in the circumstances. Notwithstanding the foregoing, the administrator may upon such event amend, modify or terminate the terms of any award as it shall deem, in good faith, appropriate.

Recent Sales of Unregistered Securities

All of our recent sales of unregistered securities were previously reported on Form 8-K.

Issuer Purchases of Equity Securities

During the period from January 1, 2020 to December 31, 2020, we did not purchase any of our equity securities.

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

On December 30, 2019, we acquired all of the issued and outstanding share capital of ScoutCam Ltd. (the “Closing Date”). Following this transaction, we integrated and fully adopted ScoutCam Ltd.’s business into our Company as our primary business activity. On December 31, 2019, we changed our name to ScoutCam Inc.

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

Going Concern

The financial statements of the Company have been prepared assuming it will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred operating losses. These factors, among others, raise substantial doubt about its ability to continue as a going concern within one year after the date our accompanying consolidated financial statements are issued. Additionally, our independent registered public accounting firm included an explanatory paragraph in its report for the years ended December 31, 2020, regarding concerns about Company’s ability to continue as a going concern within one year after the date our accompanying consolidated financial statements are issued.

Impact of COVID-19 Pandemic

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

Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying financial statements in accordance with U.S. GAAP. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the years ended December 31, 2020, 2019 and 2018 are not necessarily indicative of the results that may be expected for future years.

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

The comparative carve-out financial statements of the Company include expenses which were allocated from Medigus for certain functions, including general corporate expenses related to corporate strategy, procurement, Information Technology (IT), Human Resources (HR) and legal. These allocation have been made on the basis of direct usage when identifiable, with the remainder allocated on the basis of headcount. Management believes the expense allocation methodology and results are reasonable and consistently applied for all comparative periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred by an independent company or of the costs to be incurred in the future.

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

Performance obligations are satisfied over time if one of the following criteria is met: (a) the customer simultaneously receives and consumes the benefits provided by ScoutCam’s performance; (b) ScoutCam’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (c) ScoutCam’s performance does not create an asset with an alternative use to ScoutCam and ScoutCam has an enforceable right to payment for performance completed to date.

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

Product Revenue

Revenues from product sales are recognized when the customer obtains control of Company’s product, typically upon shipment to the customer. Sales taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Service Revenue

The Company also generates revenues from development services. Revenue from development services is recognized over the period of the applicable service contract. To the extent development services are not distinct from the performance obligation relating to the subsequent mass production phase of the prototype under development, revenue from these services is deferred until commencement of the production phase of the project.

There are no long-term payment terms or significant financing components of the Company’s contracts.

The Company’s contract payment terms for product and services vary by customer. The Company assesses collectibility based on several factors, including collection history.

Accounts Receivable

Accounts receivable are presented in the Company’s consolidated balance sheets net of allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable balances and adjusts its allowance for doubtful accounts accordingly.

When revenue recognition criteria are not met for a sale transaction that has been billed, the Company does not recognize deferred revenues or the related account receivable.

Comparison of the Year Ended December 31, 2020 and the Year Ended December 31, 2019

Overview

The Company’s primary business activity during 2020 was the completion of R&D and the transition to the production stage with respect to a contract with a Fortune 500 Multinational Healthcare Corporation, while expanding the R&D team to enable additional projects in parallel. The main effect of this activity was the increase in the number of employees from 19 at the end of 2019 to 27 at the end of 2020 to enable the Company to manage the anticipated increased workload.

Other major activities in 2020 were the following:

-	Expanding marketing activities, including the recruitment of a Director of Business Development in the US, and launching a multi-platform digital marketing campaign.
-	Extensive activity around the Company’s IP, including submissions of new patent applications as well as maintenance, defense, and commercialization efforts of existing patents.
-	On December 30, 2019, upon the completion of the Exchange Agreement (as defined herein), the Company transitioned from a shell company to an operating company. This turn led to, among other, an increase in professional services (legal counsels, accountants, SOX consultants, etc.), fees and related costs in connection with ScoutCam Inc.’s post-Closing Date Board of Directors, increases in D&O insurance, etc.
-	Increase in the operation expenses in order to improve the current Company’s R&D capabilities.
-	Investment in capital expenses to provide the necessary facilities, IT, and lab tools for the newly recruited employees and to upgrade the Company’s production and quality control capabilities.

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	2020	2019	% Change
Revenues	491,000	309,000	59%
Cost of Revenues	994,000	542,000	83%
Gross Loss	(503,000)	(233,000)	116%
Research and development expenses	725,000	274,000	165%
Sales and marketing expense	443,000	183,000	142%
General and administrative expenses	3,035,000	1,117,000	172%
Operating Loss	(4,706,000)	(1,807,000)	160%

Revenues

For the year ended December 31, 2020, we generated revenues of $491,000, an increase of $182,000 or 59%, from 2019 revenues.

The increase in revenues was primarily due to the sale of products to A.M. Surgical (see Item 1). Total revenues recorded from A.M. Surgical during 2020 amounted to approximately $383,000. Total revenues we recorded from A.M. Surgical during 2019 amounted to approximately $85,000. This increase was partially offset by decrease in revenues to other customers due to:

a)	the COVID-19 pandemic impact on global markets and the global economy, including countries and industries in which the Company operates;
b)	most of the revenues for year ended December 31, 2019 were derived from sales of miniature camera and related equipment to occasional customers. The Company’s management has decided to reduce sales to occasional customers and focus on larger projects. Our current business model is that of a B2B approach, in which we seek to identify target businesses interested in integrating our micro ScoutCam™ technology, or commissioning individual projects using our technology.

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2020, the total RPO amounted to $2.9 million, which we expect to recognize over the expected manufacturing term of the product under development.

Cost of Revenues

Cost of revenues for the year ended December 31, 2020 were $994,000, an increase of $452,000, or 83%, compared to cost of revenues of $542,000 for the year ended December 31, 2019.

The increase in cost of revenues was due to:

a)	Increase in revenues as described above;

b)	changes in products and services mix; and

c)	increase in payroll expenses as a result of hiring additional employees.

Gross Loss

Gross loss for the year ended December 31, 2020 was $503,000, an increase of $270,000 compared to a gross loss of $233,000 for the year ended December 31, 2019. Gross loss is impacted by several factors, including shifts in product mix, sales volume, fluctuations in manufacturing costs, labor costs, and pricing strategies.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2020, were $725,000, an increase of $451,000, or 165%, compared to $274,000 for the year ended December 31, 2019. The increase was primarily due to a $231,000 increase in payroll expenses and a $205,000 increase in materials and subcontractors. The increase in payroll expenses resulted from an increase in share - based compensation expenses (see note 9 to our financial statements for the year ended December 31, 2020) and hiring additional employees. The increase in materials and subcontractors was primarily due to an increase in research and development activities as described under “Overview”.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2020, were $443,000, an increase of $260,000, or 142%, compared to $183,000 for the year ended December 31, 2019. The increase was primarily due to an increase in marketing activities as described under “Overview”.

General and Administrative Expenses

General and Administrative expenses for the year ended December 31, 2020, were $3,035,000, an increase of $1,918,000, or 172%, compared to $1,117,000 for the year ended December 31, 2019. The increase was primarily due to a $767,000 increase in payroll expenses, as a result of an increase in share - based compensation expenses (see note 9 to our financial statements for the year ended December 31, 2020) and hiring additional employees and a $826,000 increase in professional services. The increase in professional services was primarily due to an increase in share - based compensation expenses, as result from the incorporation of the Subsidiary as an independent company and in connection with the execution of that certain securities exchange agreement involving the Subsidiary and increase in patent expenses as described under “Overview”.

Operating loss

We incurred an operating loss of $4,706,000 for the year ended December 31, 2020, an increase of $2,899,000, or 160%, compared to operating loss of $1,807,000 for the year ended December 31, 2019. The increase in operating results was due to an increase of $270,000 in gross loss, an increase of $451,000 in research and development expenses, an increase of $260,000 in sales and marketing expenses and increase of $1,918,000 in administrative and general expenses.

Liquidity and Capital Resources

During 2020, we generated liquidity primarily from fund raising and warrant exercises as described at note 9 to our financial statements for the year ended December 31, 2020.

During 2020, we received proceeds from fund raising in the aggregate approximate amount of $2.9 million, net of issuance expenses and $1.7 million from warrants exercise.

As of December 31, 2020, our total assets were $5,895,000. As of December 31, 2019, our total assets were $4,757,000. The increase of assets was mainly due to an increase of contract fulfillment assets, increase of property and equipment and increase of other current assets. As of December 31, 2020, our total liabilities were $1,931,000. As of December 31, 2019, our total liabilities were $2,235,000. The decrease of liabilities was mainly due to a decrease of loan from Parent Company, decrease of other current expenses, partially offset by increase of contract liabilities and other accrued compensation expenses.

During the year ended December 31, 2020, we incurred losses of $4,667,000 and negative cash flow from operating activities of approximately $4,187,000. Based on the projected cash flows, our management is of the opinion that without further fundraising it will not have sufficient resources to enable it to continue its operating activities, including the development, manufacturing and marketing of its products for a period of at least 12 months from the financial statements issuance date. As a result, there is substantial doubt about our ability to continue as a going concern.

Management’s plans include continuing commercialization of our products and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships and others. There are no assurances, however, that we will be successful in obtaining the level of financing needed for its operations. If we are unsuccessful in commercializing its products and securing sufficient financing, it may need to reduce activities, curtail or even cease operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	2020	2019
Cash used in Operating Activity	(4,187,000)	(1,799,000)
Cash used in Investing Activity	(276,000)	(55,000)
Cash provided by Financing Activity	4,506,000	5,104,000

Operating Activities

For the fiscal year ended December 31, 2020, net cash flows used in operating activities was $4,187,000, due primarily to a net loss of $4,667,000, change in operating asset and liabilities of approximately $612,000, partially offset by share based compensation expenses (non-cash item) of approximately $1,107,000.

Investing Activities

For the fiscal year ended December 31, 2020, net cash flows used in investing activities was $276,000, due primarily to purchase of property and equipment.

Financing Activities

For the fiscal year ended December 31, 2020, net cash flows provided by financing activities was $4,506,000, due primarily to proceeds from issuance of shares and warrants of approximately $2,858,000 and proceeds from exercise from warrants of approximately $1,729,000.

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

The decrease in revenues from services was primarily due to:

(i)	during the year ended December 31, 2018, we recorded revenues for development services provided to a customer in the amount of approximately $130,000 (see ‘Customer A’ in note 11 to our financial statements for the year ended December 31, 2020). During year ended December 31, 2019 we recorded revenues for development services provided to this customer in the amount of approximately $85,000; and

(ii)	during the year ended December 31, 2018, we recorded revenues for development services provided to a customer in the amount of approximately $87,000 (see ‘Customer B’ in note 11 to our financial statements for the year ended December 31, 2020). We did not receive any revenue from development services from this customer during the year ended December 31, 2019.

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

Liquidity and Capital Resources

We generated liquidity primarily from Medigus and from fund raising as described at note 9 to our financial statements for the year ended December 31, 2020.

On June 3, 2019, Medigus executed a capital contribution into ScoutCam of an aggregate amount of US$720,000.

On August 27, 2019, Medigus provided ScoutCam with a line of credit in the aggregate amount of US$500,000, and, in exchange, ScoutCam granted Medigus a capital note that bears an annual interest rate of 4%. The repayment of the credit line amount shall be spread over one year in monthly payments beginning on the Closing Date. As of the Closing Date, ScoutCam has withdrawn the entire amount of the line of credit.

On December 30, 2019, the Company allotted in a private issuance, a total of 3,413,312 units at the price of USD $0.968 per unit. Each unit was comprised of two shares of Common Stock, one Warrant A (defined below) and two Warrants B (defined below). The immediate proceeds (gross) from the issuance of the units amounted to approximately USD 3.3 million. Each Warrant A is exercisable into one share of Common Stock at an exercise price of USD 0.595 per share during the 12 month period following the allotment. Each Warrant B is exercisable into one share of Common Stock at an exercise price of USD 0.893 per share during the 18 month period following the allotment. In addition, a consultant of the Company, Shrem Zilberman Group Ltd. (the “Consultant”) will be entitled to receive the amount representing 3% of any exercise price of each Warrant A or Warrant B that may be exercised in the future. In the event the total proceeds received as a result of exercise of Warrants A and B will be less than $2 million at the time of their expiration, the Consultant will be required to invest $250,000 in the Company.

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

During the year ended December 31, 2019, the Company incurred losses of $1,829,000 and negative cash flow from operating activities of approximately $1,799,000. Based on the projected cash flows, the Company’s Management is of the opinion that without further fundraising it will not have sufficient resources to enable it to continue its operating activities, including the development, manufacturing and marketing of its products for a period of at least 12 months from the financial statements issuance date. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Future Funding Requirements

We believe that it will require additional financing in order to provide the capital we need in order to hit our growth targets.

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

Not applicable.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

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

Remediation Efforts of Previously Disclosed Material Weaknesses

As discussed in our 2019 Annual Report on Form 10-K, in connection with the audit of our financial statements for the year ended December 31, 2019, management and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting.

In response to that material weakness, we implemented a remediation plan for the identified material weakness. As part of our remediation plan, during 2019 we recruited additional personnel with a requisite level of qualification and experience.

In addition, we reviewed our existing processes and controls in order to identify additional control deficiencies and designed new controls or adjusted the design of existing controls in order to improve our processes and controls. The new controls and the revised existing controls included controls to address the non-routine complex accounting issues. More specifically, there is a renewed emphasis on conducting the necessary procedures with the full internal accounting team and external consultants to review and research the proper guidance and approach toward the accounting, and documenting as such in a white paper or memo as needed.

Based on the above, and the results of testing conducted during the year ended December 31, 2020, we concluded that the identified material weakness was remediated as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

Except for the remediation of the previously identified material weakness discussed below, there were no other changes in internal control over financial reporting during the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9b. Other information

None.

part iii

Item 10. Directors, Executive Officers and corporate governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of our directors and executive officers:

Name	Age	Position
Prof. Benad Goldwasser†	70	Chairman of the Board
Shmuel Donnerstein†	68	Director
Ronen Rosenbloom	49	Director
Issac Zilberman	69	Director
Lior Amit	54	Director
Mori Arkin	68	Director
Dr. Yaron Silberman*	51	Chief Executive Officer (outgoing)
Yovav Sameah	48	Chief Executive Officer (incoming)
Tanya Yosef*	38	Chief Financial Officer
Amir Govrin*	54	Chief Technology Officer
Katrin Dlugach*	38	VP of Research and Development

*	Executive Officer
†	Independent Director

Directors

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

Mr. Moshe Arkin has served on our board of directors since February 15, 2021. Mr. Arkin is a leading life science and pharmaceutical entrepreneur and serves as the chairman of Arkin Holdings Ltd., which he founded in 2009. Mr. Arkin has served as chairman of the board of directors of Sol Gel Technologies Ltd. (NASDAQ: SLGL) since 2014 and sits on the board of directors of several private pharmaceutical and medical device companies, including SoniVie Ltd., a company developing systems for the treatment of pulmonary arterial hypertension, Digma Medical, a company developing systems to treat insulin resistance present in type 2 diabetes and other metabolic syndrome diseases, and Valcare Medical, a company developing heart valve devices. From 2005 to 2008, Mr. Arkin served as the head of generics at Perrigo Company, and from 2005 until 2011, as a member of its board of directors. Prior to joining Sol Gel Technologies Ltd., Mr. Arkin served as a director of cCAM Biotherapeutics Ltd., a company focused on the discovery and development of novel immunotherapies to treat cancer from 2012 until its acquisition in 2015 by Merck & Co., Inc. Mr. Arkin served as chairman of Agis Industries Ltd. from 1972 until its acquisition by Perrigo Company in 2005. Mr. Arkin holds a B.A. in psychology from the Tel Aviv University, Israel.

Executive Officers

Dr. Yaron Silberman served as our Chief Executive Officer from December 27, 2019 until March 31, 2021, and has served as Chief Executive Officer of ScoutCam Ltd. from March 2019 until March 31, 2021. Prior to that, since January 2011, Dr. Silberman served as ScoutCam’s VP Sales and Marketing. Dr. Silberman has served as Marketing Director of NiTi Surgical Solutions Ltd., and as Product Manager of Given Imaging Ltd. Dr. Silberman holds a PhD in Computational Neuroscience and Data Processing from Hebrew University of Jerusalem, Israel, an MBA from the College of Management Academic Studies of Rishon Le’Zion, Israel, and a BA in Theoretical Mathematics from The Technion Institute of Technology, Israel.

Dr. Yaron Silberman’s employment with the Company was terminated on March 7, 2021, effective as of March 31, 2021.

Mr. Yovav Sameah will serve as Chief Executive Officer of the Company beginning April 15, 2021. Prior to his position with the Company, Mr. Sameah was the Chief Executive Officer of Frontline PCB Solutions, a non-public worldwide leading provider of Pre-Production and Industry 4.0 SW solutions in the PCB industry, and the subsidiary of KLA-Tencor Corp. (Nasdaq: KLAC). From September 2013 until July of 2015, Mr. Sameah was the Corporate Vice President and Chief Products Officer at Orbotech Ltd. (acquired by KLA-Tencor in February of 2019). Prior to that, Mr. Sameah held a variety of roles at Orbotech, including Vice President of Electronic Components Manufacturers Business (PCB Division) from September 2012 until September 2013, and Vice President AOI & Repair Product Line (PCB Division) from March 2008 until March 2012. Mr. Sameah holds both a BSc in chemical engineering and an MBA from Ben-Gurion University, Israel.

Tanya Yosef has served as our Chief Financial Officer since December 27, 2019. Ms. Yosef is a certified public accountant with many years of experience, and held various positions with Medigus Ltd. (Nasdaq:MDGS) since December of 2009, including most recently as chief financial officer and prior thereto as financial controller. During 2008-2009 Ms. Yosef worked in the audit department at Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited. Ms. Yosef holds a BA in Economics and Accounting from the Ben-Gurion University, Israel.

Mr. Amir Govrin has served as our Chief Technology Officer since May 1, 2019. Prior to his position with ScoutCam, Mr. Govrin held various positions at Medigus Ltd. (Nasdaq: MDGS) beginning in 2003, including VP R&D, R&D manager and GERD project manager. Prior to his tenure at Medigus, Mr. Govrin was project manager at Aran R&D from 1997 until 2003, and an R&D engineer at Netafim Ltd. from 1992 until 1997. Mr. Govrin holds a B.Sc in mechanical engineering from Tel Aviv University, Israel.

Ms. Katrin Dlugach has served as our VP of Research and Development since July 1, 2019. Prior to her position with ScoutCam, Ms. Dlugach was a system engineer and project manager at Nanofabrica Ltd. from August 2018 to June 2019. Before that, Ms. Dlugach served in a number of roles, including chief of development and chief executive officer, at Nitinotes Ltd. from 2014 until 2018. Earlier in her career, Ms. Dlugach held a variety of R&D positions at Medigus Ltd. (Nasdaq: MDGS). Ms. Dlugach holds a B.Sc., M.Sc. and MBA from Ben-Gurion University, Israel.

Term of Office

Our directors are elected for a term ending at the following annual meeting of the stockholders and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the board.

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

item 11. Executive Compensation

Summary Compensation Table

The following table sets out the compensation paid, for the year ended December 31, 2020, to the following Named Executive Officers:

●	Dr. Yaron Silberman, the outgoing Chief Executive Officer of ScoutCam Inc. and the outgoing Chief Executive Officer of our wholly-owned subsidiary, ScoutCam Ltd.;

●	Amir Govrin, the Chief Technology Officer of ScoutCam Inc. and of our wholly-owned subsidiary, ScoutCam Ltd.; and

●	Katrin Dlugach, VP R&D of ScoutCam Inc. and of our wholly-owned subsidiary, ScoutCam Ltd.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (*)	All Other Compensation	Total
	$ in thousands
Dr. Yaron Silberman, Chief Executive Officer(1)	2020	$198	$-	$-	$167	$20	$385

Amir Govrin, Chief Technology Officer (2)	2020	$168	$-	$-	$111	$21	$300

Ms. Katrin Dlugach, VP R&D of ScoutCam Ltd. (3)	2020	$156	$-	$-	$51	$-	$207

(1)	Consists of Dr. Silberman’s compensation earned in his capacity as the Chief Executive Officer of wholly-owned subsidiary, ScoutCam Ltd. Dr. Silberman did not earn any compensation in his capacity as the Chief Executive Officer of ScoutCam Inc.

(2)	Consists of Mr. Govrin’s compensation earned in his capacity as the Chief Technology Officer of our wholly-owned subsidiary, ScoutCam Ltd. Mr. Govrin did not earn any compensation in his capacity as the Chief Technology Officer of ScoutCam Inc.

(3)	Consists of Ms. Katrin Dlugach compensation earned in his capacity as the Chief Technology Officer of our wholly-owned subsidiary, ScoutCam Ltd. Ms. Dlugach did not earn any compensation in her capacity as the VP R&D of ScoutCam Inc.

(*)	Represents the equity-based compensation expenses recorded in the Company’s consolidated financial statements for the year ended December 31, 2020, based on the option’s fair value, calculated in accordance with accounting guidance for equity-based compensation.

Employment Agreements

We, and through our Israeli subsidiary, have entered into written employment agreements with each of our executive officers. All of these agreements contain customary provisions regarding noncompetition, confidentiality of information and assignment of inventions. However, the enforceability of the noncompetition provisions may be limited under applicable law. In addition, we have entered into agreements with each executive officer and director pursuant to which we have agreed to indemnify each of them to the fullest extent permitted by law to the extent that these liabilities are not covered by directors and officers insurance.

Outstanding Equity Awards

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2020.

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Vesting Schedule	Option Expiration Date
Dr. Yaron Silberman,	291,460	374,735	0.29	(*)	February 12, 2027
Chief Executive Officer	-	314,081	0.29	(**)	June 22, 2027

Ms. Tanya Yosef, Chief Financial Officer	116,584	149,894	0.29	(*)	February 12, 2027

Mr. Amir Govrin, Chief Technology Officer	233,168	299,788	0.29	(*)	February 12, 2027

Ms. Katrin Dlugach, VP R&D	83,274	183,204	0.29	(*)	February 12, 2027

(*) 25% of the options granted will vest on the first anniversary, and 6.25% of the options will vest at the end of each subsequent three-month period thereafter over the course of the following three (3) years; and (iii) an acceleration mechanism pursuant to which any outstanding and unvested option shall immediately accelerate and vest upon the occurrence of certain events, including, inter alia, a merger or sale of all assets of the Company.

(**) 33.33% of the options granted will vest on the first, and 8.33% of the options will vest at the end of each subsequent three-month period thereafter over the course of the following two (2) years; and (iii) an acceleration mechanism pursuant to which any outstanding and unvested option shall immediately accelerate and vest upon the occurrence of certain events, including, inter alia, a merger or sale of all assets of the Company.

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

Director Compensation

The following table sets out the compensation paid to directors for services rendered during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (*)	All Other Compensation	Total
	$ in thousands
Prof. Benad Goldwasser(1)(2)	$110	$-	$541	$-	$651
Shmuel Donnerstein(3)	$15	$-	$49	$-	$64
Ronen Rosenbloom(3)	$15	$-	$20	$-	$35
Issac Zilberman(3)	$15	$-	$20	$-	$35
Lior Amit(3)	$15	$-	$27	$-	$35
Irit Yaniv(4) (5)	$10	$-	$13	$-	$23

(1)	Appointed as a director of ScoutCam Inc. on December 26, 2019, and served as Chairman of the Board of Directors of our wholly-owned subsidiary, ScoutCam Ltd., since its inception.

(2)	On July 31, 2019, ScoutCam Ltd. and Prof. Benad Goldwasser entered into a consulting agreement, whereby Prof. Goldwasser agreed to serve as chairman of the board of directors of ScoutCam Ltd., effective retroactively to March 1, 2019, in consideration for, inter alia, a monthly fee of $10,000 and options representing 5% of our fully-diluted share capital as of the Closing Date.

(3)	Appointed as a director of ScoutCam Inc. on December 26, 2019.

(4)	Appointed as a director of ScoutCam Inc. on May 18, 2020.

(5)

On February 14, 2021, Dr. Irit Yaniv tendered her resignation as a member of the Board of Directors and our wholly-owned subsidiary, ScoutCam Ltd. On February 15, 2021, the Board of Directors appointed Mr. Moshe (Mori) Arkin to serve as a member of the Board of Directors and to fill the vacancy immediately following the resignation of Dr. Irit Yaniv.

(*)	Represents the equity-based compensation expenses recorded in the Company’s consolidated financial statements for the year ended December 31, 2020, based on the option’s fair value, calculated in accordance with accounting guidance for equity-based compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our Common Stock as of March 28, 2021, of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our Common Stock.

The percentage of Common Stock beneficially owned is based on 38,073,022 shares of Common Stock outstanding as of March 28, 2021. The number and percentage of shares beneficially owned by a person or entity also include shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of March 28, 2021. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Unless otherwise indicated below, the address for each beneficial owner listed in the table below is c/o ScoutCam Inc., Suite 7A, Industrial Park, P.O. Box 3030, Omer, Israel 8496500.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Prof. Benad Goldwasser(2)	Common Stock	2,092,359	5.26%
Shmuel Donnerstein(3)	Common Stock	1,082,104	2.81%
Ronen Rosenbloom(4)	Common Stock	48,069	*
Isaac Zilberman(5)	Common Stock	48,069	*
Lior Amit(6)	Common Stock	48,069	*
Dr. Irit Yaniv	Common Stock	-	-
Moshe (Mori) Arkin(7)	Common Stock	-	*
Dr. Yaron Silberman(8)	Common Stock	333,097	*
Yovav Sameah	Common Stock	-	*
Tanya Yosef(9)	Common Stock	133,239	*
Amir Govrin(10)	Common Stock	266,478	*
Katrin Dlugach(11)	Common Stock	116,584	*
Directors and officers as a group (12 individuals)		4,168,068	10.11%
Medigus Ltd. (12)	Common Stock	18,099,630	46.11%
M. Arkin (1999) Ltd. (13)	Common Stock	10,330,580	23.51%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

(2)	Consists of 395,464 shares of Common Stock, options to purchase 1,490,088 shares of Common Stock and warrants to purchase 206,807 shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

(3)	Consists of 620,421 shares of Common Stock, options to purchase 48,069 shares of Common Stock and warrants to purchase 413,614 shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

(4)	Consists of 48,069 option to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

(5)	Consists of 48,069 option to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

(6)	Consists of 48,069 option to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

(7)	Mr. Moshe Arkin is the sole shareholder and sole director of M. Arkin (1999) Ltd. and may therefore be deemed to be the indirect beneficial owner of the shares of Common Stock and warrants to purchase shares of Common Stock owned directly by M. Arkin (1999) Ltd.

(8)	Consists of 333,097 option to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

(9)	Consists of 133,239 option to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

(10)	Consists of 266,478 option to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

(11)	Consists of 116,584 option to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

(12)	Consists of 16,918,423 shares of Common Stock and warrants to purchase 1,181,207 shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

(13)	Consists of 4,468,367 shares of Common Stock and 5,862,213 warrants to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2021.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

On June 3, 2019, Medigus executed a capital contribution into ScoutCam Ltd. for an aggregate amount of $720,000.

On July 31, 2019, ScoutCam Ltd. and Prof. Benad Goldwasser entered into a consulting agreement, whereby Prof. Goldwasser agreed to serve as chairman of the board of directors of ScoutCam Ltd., effective retroactively to March 1, 2019, in consideration for, inter alia, a monthly fee of $10,000 and options representing 5% of our fully-diluted share capital as of the Closing Date.

On August 27, 2019, Medigus provided ScoutCam Ltd. with a line of credit in the aggregate amount of US$500,000, and, in exchange, ScoutCam Ltd. granted Medigus a capital note that bears an annual interest rate of 4%. The repayment of the credit line amount is spread over one year in monthly payments beginning on the Closing Date, being January 2020. As of December 31, 2019, ScoutCam Ltd. withdrew the entire amount of the line of credit.

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

On September 16, 2019, Intellisense and Medigus entered into the Exchange Agreement, pursuant to which Medigus assigned, transferred and delivered 100% of its holdings in ScoutCam Ltd. to Intellisense, in exchange for consideration consisting of shares of the Company’s common stock representing 60% of the issued and outstanding share capital of the Company immediately upon the Closing Date. The Exchange Agreement was conditioned on certain obligations by the respective parties, including, but not limited to, the Company having no less than $3 million in cash on hand upon the Closing Date, and that the Company bear the costs and expenses in connection with the execution of the Exchange Agreement. The Exchange Agreement provided that if ScoutCam Ltd. achieves an aggregate amount of $33 million in sales within the first three years immediately after the Closing Date, the Company will issue to Medigus 2,688,492 shares of the Company’s common stock, which represents 10% of the Company’s issued and outstanding share capital as of the Closing Date.

On December 1, 2019, Medigus and ScoutCam Ltd. entered into that certain Amended and Restated Asset Transfer Agreement, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business. Under the Amended and Restated Asset Transfer Agreement, Medigus transferred two patent families to ScoutCam Ltd. in exchange for a perpetual, transferable, worldwide, royalty free, sub licensable license, to access and use the transferred patent families in connection with the development, marketing and sale of the Medigus Ultrasonic Surgical Endostapler. In addition, Medigus granted us a non-exclusive license to access, use, improve, develop, market and sell licensed intellectual property, including the right to any future versions, enhancements, improvements and derivative works of such licensed intellectual property in connection with the development and commercialization of the ScoutCam miniature video technology.

As a condition of the aforementioned license, Medigus is prohibited from selling, offering to sell or grant any ownership right in the licensed intellectual property to any potential direct competitor of ScoutCam Ltd. In addition, ScoutCam Ltd. is obligated to provide Medigus with consultancy and support services for no consideration, on matters relating to the management, development, maintenance and commercialization of Medigus’ patent portfolio. The Amended and Restated Asset Transfer Agreement is for an indefinite term and it was contractually permissible to terminate the agreement pursuant to the mutual written consent of the parties prior to closing.

Also on December 1, 2019, ScoutCam Ltd. and Medigus entered into that certain License Agreement granting ScoutCam Ltd. a perpetual, non-exclusive, transferable solely upon an M&A Event (as defined therein), royalty free, license to access, use, improve, develop either by or on behalf of ScoutCam Ltd., market and sell the licensed patent family, including the right to any future versions, enhancements, improvements and derivative works of the licensed intellectual property for the purpose of developing and commercializing the ScoutCam miniature video technology. As a condition to the agreement, Medigus is prohibited from selling, offering to sell or grant any ownership right in the licensed intellectual property to any potential direct competitor of ScoutCam Ltd.

The patent family licensed under the License Agreement includes know-how which was funded through benefits and incentives provided by the IIA. As a result of such funding, the patent family is subject to certain restrictions and obligations pursuant to the Innovation Law. The restrictions applicable to patent family licensed pursuant to the License Agreement require approval of the IIA prior to manufacturing products resulting from IIA funded know-how outside of Israel, prior to the transfer of IIA funded know-how out of Israel and prior to a grant of the license out of Israel in connection with the IIA funded know-how. In addition, ScoutCam Ltd. is obligated to notify the IIA of any change of control and of any non-Israeli entity which becomes an “Interested Party” as defined in the Israeli Companies Law, 5759-1999, as amended. An Interested Party includes a shareholder holdings 5% or more of a company’s issued and outstanding share capital, an entity entitled to appoint a director or the chief executive officer of a company as well as the directors and chief executive officer of a company.

On December 10, 2019, ScoutCam Ltd. and Shrem Zilberman Group Ltd. (the “Consultant”) entered into a consulting agreement whereby in exchange for certain consulting services, the Consultant received, among other things, an aggregate flat fee of $165,000 and an amount representing 3% of any exercise price related to those warrants issued as part of that certain Securities Purchase Agreement executed by and between the Company and those investors listed therein (the “Purchase Agreement”). Additionally, in the event the total proceeds received as a result of exercise of warrants issued in connection with the Purchase Agreement will be less than $2 million at the time of their expiration, the Consultant will be required to invest $250,000 in the Company.

On March 15, 2020, the Company’s Board of Directors approved, among other things, a quarterly fee of $4,000 payable to each of the Company’s currently serving directors, excluding Professor Benad Goldwasser.

On April 20, 2020, Medigus and ScoutCam Ltd. entered into that certain Intercompany Services Agreement, which amended and restated the intercompany services agreement executed between the parties on May 30, 2019. The agreement has an initial term of one year, and renews automatically for additional one-year periods, unless either party provides 60 (sixty) days written notice of non renewal. Either Medigus or ScoutCam Ltd. may terminate the agreement for convenience upon providing 60 (sixty) days prior written notice. The services to be provided by ScoutCam Ltd. include, inter alia, the provision of office space, utilities, car services, insurance and chief financial officer services. In consideration for the foregoing services, ScoutCam Ltd. is entitled to arm’s length service fees based on the most recent transfer pricing analysis as performed by an external expert, which may be adjusted from time to time.

On May 18, 2020, in connection with the Arkin Transaction (as defined below), the Company, Medigus and Arkin (as defined below), entered into the Letter Agreement, whereby, provided the Company obtains certain regulatory approvals described therein, Medigus and the Company agreed to amend certain terms of the Amended and Restated Asset Transfer Agreement and the License Agreement, thereby transferring outright certain patent assets from Medigus to the Company; provided, however, that in the event the Company neglects the foregoing patent assets, the Company must transfer back ownership of the patent assets to Medigus for no additional consideration and absent any additional contingencies.

Also on May 18, 2020, and in connection with the Arkin Transaction, the Company, Medigus and Arkin entered into a Voting Agreement, pursuant to which Arkin and Medigus each agreed to vote their respective shares of Common Stock in favor of the election of the opposite party’s designated representative(s), as applicable, to the Board. Each of Arkin’s and Medigus’ rights under the Voting Agreement are contingent upon, inter alia, such party maintaining a certain beneficial ownership threshold in the Company, as defined therein.

On June 23, 2020, the Company and Medigus entered into a certain Conversion Side Letter, pursuant to which the Company converted US$381,136 worth of outstanding credit previously extended by Medigus to the Company, which amount, as of the date thereof, included interest accrued thereon. In accordance with the terms of the Conversion Side Letter, the Company issued to Medigus, at a purchase price of US$0.968, (a) 787,471 shares of Common Stock, (b) warrants to purchase 393,736 shares of Common Stock at an exercise price of US$0.595, and (c) warrants to purchase 787,471 shares of Common Stock at an exercise price of US$0.893.

In November 2020, the Company and certain of warrant holders, including Professor Benad Goldwasser and M. Arkin (1999) Ltd., executed an amendment to warrants issued in connection with the Purchase Agreement, pursuant to which the parties agreed to remove the restrictions on transferability originally imposed on said warrants. As of December 31, 2020, warrants to purchase 902,271 shares of Common Stock were transferred in accordance with the foregoing amendment.

During 2020, the Company’s Board of Directors authorized the allotment of options to purchase 2,863,854 shares of Common Stock to Prof. Benad Goldwasser, our Chairman of the Board, and an aggregate of 3,625,318 options to purchase shares of Common Stock to additional directors and certain officers of the Company. See also note 9 to our financial statements for year ended December 31, 2020.

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

Director Independence

We currently have two independent directors on our board of directors, Professor Benad Goldwasser and Mr. Shmuel Donnerstein. We are not currently subject to listing requirements of any national securities exchange, which generally stipulates certain requirements that a majority of a company’s board of directors be classified as “independent”. As a result, we are not at this time required to have our board of directors comprised of a majority of “independent directors”. Notwithstanding the foregoing, we have voluntarily adopted the definition of “independent” as defined under Nasdaq Rule 5605(a)(2), and believe Professor Goldwasser and Mr. Donnerstein qualify accordingly.

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

On May 24, 2020, the Board of Directors resolved to replace Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited, with Brightman Almagor Zohar & Co., a firm in the Deloitte global network, to serve as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2020.

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by (i) MaloneBailey LLP, an independent registered public accounting firm, for the fiscal year-ended December 31, 2019, and the fiscal year ended March 31, 2019, (ii) Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited for the fiscal year ended December 31, 2019, and (iii) Brightman Almagor Zohar & Co., a firm in the Deloitte global network for the fiscal year ended December 31, 2020:

Services	Year Ended December 31, 2020	Year Ended December 31, 2019
	$ in thousands
Audit fees(1)	$106	$173	(2)
Tax fees(3)	5	10
All other fees	-	–
Total fees	$111	$183

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit Fees consists of $16 thousands in connection with the services rendered by MaloneBailey LLP, and $157 thousands in connection with the services rendered by Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited.
(3)	Tax fees consist of preparation of federal and state tax returns.

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

Part IV

Item 15. exhibits, financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on May 29, 2013)
3.1.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2020)
3.1.3*	Certificate of Amendment to the Articles of Incorporation, effective as of February 5, 2021
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on May 29, 2013)
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on March 16, 2020)
10.1	Securities Exchange Agreement, dated September 16, 2019, by and between our Company and Medigus Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)
10.2	Form of Securities Purchase Agreement, dated December 26, 2019, by and between our Company, ScoutCam Ltd., and certain investors listed therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.3	Form of Escrow Agreement, dated December 26, 2019, by and between our Company, ScoutCam Ltd., Altshuler Shaham Trusts Ltd., and those certain investors that are a party to the Securities Purchase Agreement dated December 26, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.4	Form of Warrant A by and between our Company and those certain investors that are a party to the Securities Purchase Agreement dated December 30, 2019 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.5	Form of Warrant B by and between our Company and those certain investors that are a party to the Securities Purchase Agreement dated December 30, 2019 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.6	Form of Registration Rights Agreement, dated December 26, 2019, by and between our Company and those certain investors that are a party to the Securities Purchase Agreement dated December 26, 2019 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.7	Amended and Restated Asset Transfer Agreement, by and between ScoutCam Ltd. and Medigus Ltd., dated December 1, 2019 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.8+	Consulting Agreement by and between ScoutCam Ltd. and Prof. Benad Goldwasser, dated July 31, 2019 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.9	Consulting Agreement by and between ScoutCam Ltd. and Shrem Zilberman Group Ltd., dated December 10, 2019 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on March 16, 2020)
10.10	2020 Share Incentive Plan (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2020)
10.11	Form of Notice of Option Grant and Option Agreement (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 16, 2020)
10.12	Form of Securities Purchase Agreement, dated March 3, 2020, by and among ScoutCam Inc. and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2020)
10.13	Form of Registration Rights Agreement, dated March 3, 2020, by and among ScoutCam Inc. and those certain investors that are a party to the Securities Purchase Agreement dated March 3, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 5, 2020)

10.14	Form of Warrant A, by and among ScoutCam Inc. and those certain investors that are a party to the Securities Purchase Agreement dated March 3, 2020 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 5, 2020)
10.15	Form of Warrant B, by and among ScoutCam Inc. and those certain investors that are a party to the Securities Purchase Agreement dated March 3, 2020 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 5, 2020)
10.16	Intercompany Services Agreement, by and between Medigus Ltd. and ScoutCam Ltd., dated May 30, 2019 (incorporated by reference to Exhibit 10.16 to our Form S-1 filed with the SEC on May 12, 2020)
10.17	Amended and Restated Intercompany Services Agreement, by and between Medigus Ltd. and ScoutCam Ltd., dated April 20, 2020 (incorporated by reference to Exhibit 10.17 to our Form S-1 filed with the SEC on May 12, 2020)
10.18	Patent License Agreement, by and between Medigus Ltd. and ScoutCam Ltd., dated December 1, 2019*** (incorporated by reference to Exhibit 10.18 to our Form S-1 filed with the SEC on May 12, 2020)
10.19+	Employment Agreement, by and between ScoutCam Ltd. and Yaron Silberman, dated February 28, 2019 (incorporated by reference to Exhibit 10.19 to our Form S-1 filed with the SEC on May 12, 2020)
10.20+	Employment Agreement, by and between ScoutCam Ltd. and Amir Govrin, dated May 1, 2019 (incorporated by reference to Exhibit 10.20 to our Form S-1 filed with the SEC on May 12, 2020)
10.21*+	Employment Agreement, by and between ScoutCam Ltd. and Tanya Yosef, dated January 14, 2021
10.22*+	Employment Agreement, by and between ScoutCam Ltd. and Katrin Dlugach, dated July 1, 2019
10.23	Securities Purchase Agreement, dated May 18, 2020, by and between ScoutCam Inc. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.24	Registration Rights Agreement, dated May 18, 2020, by and between ScoutCam Inc. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.25	Voting Agreement, dated May 18, 2020, by and among ScoutCam Inc. Medigus Ltd. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.26	Letter Agreement, dated May 18, 2020, by and among ScoutCam Inc., ScoutCam Ltd., Medigus Ltd. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.27	Form of Warrant A by and between ScoutCam Inc. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.28	Form of Warrant B by and between ScoutCam Inc. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.29	Side Letter Agreement, dated June 23, 2020, by and between ScoutCam Inc. and Medigus Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2020)
10.30	Form of Warrant A by and between ScoutCam Inc. and Medigus Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 24, 2020)
10.31	Form of Warrant B by and between ScoutCam Inc. and Medigus Ltd. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 24, 2020)
10.32*	Form of Amendment to Warrant to Purchase Shares of Common Stock
10.33+	Employment Agreement, by and between Yovav Sameah and ScoutCam Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 8, 2021)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
***	Certain confidential information contained in this exhibit, marked by brackets, was omitted because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. “[***]” indicates where the information has been omitted from this exhibit.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUTCAM INC.

By:	/s/ Yaron Silberman
Name:	Yaron Silberman
Title:	Chief Executive Officer
Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yaron Silberman	Chief Executive Officer	March 31, 2021
Yaron Silberman	(Principal Executive Officer)

/s/ Tanya Yosef	Chief Financial Officer	March 31, 2021
Tanya Yosef	(Principal Financial Officer and Principal Accounting Officer)

/s/ Benad Goldwasser	Chairman of the Board	March 31, 2021
Benad Goldwasser

/s/ Shmuel Donnerstein	Director	March 31, 2021
Shmuel Donnerstein

/s/ Ronen Rosenbloom	Director	March 31, 2021
Ronen Rosenbloom

/s/ Issac Zilberman	Director	March 31, 2021
Issac Zilberman

/s/ Lior Amit	Director	March 31, 2021
Lior Amit

/s/ Mori Arkin	Director	March 31, 2021
Mori Arkin

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ScoutCam Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ScoutCam Inc. and its subsidiary (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, shareholders’ equity (capital deficiency), and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company’s accumulated losses and the additional funds needed to maintain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Development Services Revenue and Contract Liabilities – Refer to Note 2J. and Note 10 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company generates revenues from development services. The Company determines at contract inception whether development services are distinct from the performance obligation to manufacture the product under development. Revenues from development services that are determined as not distinct from the performance obligation to manufacture the product under development are deferred until commencement of manufacturing and are recognized over the manufacturing term. During 2020, all development services revenues billed have been deferred and recorded as contract liabilities (representing the majority of the contract liabilities balance of $848,000 as of December 31, 2020) and the respective service costs have been deferred and recorded as contract fulfillment assets ($1,130,000 as of December 31, 2020), as the development services were determined as not distinct from the performance obligation to manufacture the product under development.

We identified the assessment of whether development services were a distinct performance obligation and the impact on the timing of revenue recognition as a critical audit matter. Evaluating whether development services should be accounted for separately required judgment and increased audit effort in comparison to our audit as a whole, because of the complexity of the technical accounting analysis and due to the magnitude of the related contract liabilities as of December 31, 2020.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of the performance obligations and the timing of revenue recognition for development service contracts included the following, among others:

●	We read the agreements and analyzed the terms of the Company’s development service contracts.
●	We read communications between the Company and its clients relating to development services contracts.
●	We inquired of Company research and development personnel to understand the commercial facts and circumstances relating to development services contracts.
●	We evaluated the Company’s interpretation and application of the relevant requirements of generally accepted accounting principles in relation to the development services contracts and the related contract liabilities.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 31, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ScoutCam Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ScoutCam Inc. and its subsidiary (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, of changes in shareholders' equity (capital deficiency) and of cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 16, 2020

We served as the Company's auditor from 2019 to 2020.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	USD in thousands

Assets

CURRENT ASSETS:
Cash and cash equivalents	3,373	3,245
Accounts receivable	17	22
Inventory	244	900
Receivable from Parent Company	47	73
Other current assets	348	78
Total current assets	4,029	4,318

NON-CURRENT ASSETS:
Contract fulfillment assets	1,130	-
Property and equipment, net	269	59
Operating lease right-of-use assets	107	53
Severance pay asset	360	327
Total non-current assets	1,866	439

TOTAL ASSETS	5,895	4,757

Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	79	35
Contract liabilities	69	502
Operating lease liabilities - short term	60	24
Accrued compensation expenses	369	297
Loan from Parent Company	-	500
Other accrued expenses	195	552
Total current liabilities	772	1,910

NON-CURRENT LIABILITIES:
Contract liabilities	779	-
Operating lease liabilities - long term	47	29
Liability for severance pay	333	296
Total non-current liabilities	1,159	325

TOTAL LIABILITIES	1,931	2,235

SHAREHOLDERS’ EQUITY:
Ordinary shares Common stock, $0.001 par value; 75,000,000 shares authorized, 36,756,983 and 26,884,921 shares issued and outstanding as of December 31, 2020 and 2019, respectively	37	27
Additional paid-in capital	10,234	4,135
Accumulated deficit	(6,307)	(1,640)
TOTAL SHAREHOLDERS’ EQUITY	3,964	2,522

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	5,895	4,757

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2020	2019	2018
	USD in thousands (except per share data)

REVENUES (*):
PRODUCTS	491	188	174
SERVICES	-	121	217
	491	309	391

COST OF REVENUES:
PRODUCTS	994	421	104
SERVICES	-	121	117
	994	542	221

GROSS PROFIT (LOSS)	(503)	(233)	170
RESEARCH AND DEVELOPMENT EXPENSES	725	274	183
SALES AND MARKETING EXPENSES	443	183	270
GENERAL AND ADMINISTRATIVE EXPENSES	3,035	1,117	240
OPERATING LOSS	(4,706)	(1,807)	(523)
FINANCING INCOME (EXPENSES), NET	41	(20)	**
LOSS BEFORE TAXES ON INCOME	(4,665)	(1,827)	(523)
TAXES ON INCOME	(2)	(2)	(1)
NET LOSS	(4,667)	(1,829)	(524)
Net loss per ordinary share (basic and diluted, in USD)	(0.15)	(0.11)	(0.03)
Weighted average ordinary shares (basic and diluted, in thousands)	31,753	16,190	16,131

*	As for revenues related to transaction with the Parent Company – see Note 11
**	Less than 1 thousand

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity (Capital deficiency)
	Shares in thousands	amount	USD in thousands
Balance at January 1, 2020	26,885	$27	4,135	(1,640)	2,522
Issuance of shares and warrants	6,092	$6	2,852	-	2,858
Exercise of warrants	2,993	$3	1,726	-	1,729
Stock based compensation	-	-	1,141	-	1,141
Conversion of loan from Parent Company	787	$1	380	-	381
Net loss	-	-	-	(4,667)	(4,667)

Balance at December 31, 2020	36,757	$37	10,234	(6,307)	3,964

	Ordinary shares		Additional paid-in capital	Parent Company deficit	Accumulated deficit	Total Shareholders’ equity (Capital deficiency)
	Shares in thousands	USD in thousands
Balance at January 1, 2019	16,131	16	(16)	(118)	-	(118)
Net transfer from Parent Company	-	-	-	514	-	514
Net loss	-	-	-	(189)	(1,640)	(1,829)
Consummation of the carve-out	-	-	207	(207)	-	-
Capital contribution from Parent Company	-	-	720	-	-	720
Sale of assets to Parent Company	-	-	168	-	-	168
Effect of reverse recapitalization	10,754	11	3,029	-	-	3,040
Share based compensation	-	-	27	-	-	27
Balance at December 31, 2019	26,885	27	4,135	-	(1,640)	2,522

	Ordinary shares		Additional paid-in capital	Parent Company deficit	Total Shareholders’ equity (Capital deficiency)
	Shares in thousands	USD in thousands
Balance at January 1, 2018	16,131	16	(16)	(117)	(117)
Net transfer from Parent Company	-	-	-	523	523
Net loss	-	-	-	(524)	(524)
Balance at December 31, 2018	16,131	16	(16)	(118)	(118)

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,667)	(1,829)	(524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66	6	5
Share based compensation	1,107	27	25
Loss (profit) from exchange differences on cash and cash equivalents	(85)	5	-
Other non-cash items	4	(10)	1

CHANGES IN OPERATING ASSET AND LIABILITY:
Accounts receivable	5	68	(85)
Decrease (increase) in inventory	693	(819)	(25)
Other current assets	(270)	(16)	(62)
Account payables	44	16	-
Contract fulfillment assets	(1,130)	-	-
Contract liability	346	302	192
Accrued compensation expenses	72	166	(13)
Receivable from Parent Company	(15)	(73)	-
Other accrued expenses	(357)	358	32
Net cash flows used in operating activities	(4,187)	(1,799)	(454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(276)	(52)	-
Change in severance pay asset	-	(3)	4
Net cash flows generated from (used in) investing activities	(276)	(55)	4

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	2,858	-	-
Proceeds from exercise of warrants	1,729	-	-
Repayment of loan from Parent Company	(81)	-	-
Transfer from Parent Company	-	514	450
Sale of assets to Parent Company	-	168	-
Capital contribution from Parent Company	-	720	-
Loan from Parent Company	-	500	-
Cash obtained in connection with Recapitalization Transaction	-	3,202	-
Net cash flows provided by financing activities	4,506	5,104	450

INCREASE IN CASH AND CASH EQUIVALENTS	43	3,250	-
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,245	-	-
PRPFITS (LOSSES) FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	85	(5)	-
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	3,373	3,245	-

Non cash activities -

	Year ended December 31,
	2020	2019	2018
	USD in thousands
Loan from Parent Company settled against receivable from Parent Company	41	-	-
Conversion of a loan from Parent Company	381	-	-

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

As of December 30, 2019

Assets acquired (liabilities assumed):

Current assets excluding cash and cash equivalents	$-
Current liabilities	(73)
Recapitalization Transaction costs	(89)
Reverse recapitalization effect on equity	(3,040)

Cash obtained in connection with Recapitalization Transaction	$3,202

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.

ScoutCam Inc. (the “Company”), formerly known as Intellisense Solutions Inc. (“Intellisense”), was incorporated under the laws of the State of Nevada on March 22, 2013. The Company was initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. The Company was unable to execute its original business plan, develop significant operations or achieve commercial sales. Prior to the closing of the Securities Exchange Agreement (as defined below), the Company was a “shell company”.

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

The Subsidiary was incorporated as part of a reorganization of Medigus, which was designed to distinguish the Subsidiary’s miniaturized imaging business, or the micro ScoutCam™ portfolio, from Medigus’s other operations and to enable Medigus to form a separate business unit with dedicated resources focused on the promotion of such miniaturized imaging business. In December 2019, Medigus and the Subsidiary consummated a certain Amended and Restated Asset Transfer Agreement, under which Medigus transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business to the Subsidiary.

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

“Group” - the Company together with ScoutCam.

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

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.

During the year ended December 31, 2020, the Company incurred a loss of USD 4,667 thousand and negative cash flows from operating activities of approximately USD 4,187 thousand. Based on the projected cash flows, the Company’s Management is of the opinion that without further fundraising it will not have sufficient resources to enable it to continue its operating activities including the development, manufacturing and marketing of its products within one year after the issuance date of these consolidated financial statements. As a result, there is a substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

Management did not take into account the proceeds from the private placement (see note 13c), because the closing of the private placement didn’t occur as of the date of issuance of these financial statements.

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

c.	The COVID-19 pandemic has had a significant impact on global markets and the global economy, including countries in which the Company operates. As the extent of the impact on the global economy remains unclear, the Company anticipates that it will have a continuing impact on global economies in the near and long-term future. In light of the below mentioned factors, the COVID-19 pandemic had and most likely will continue to have a material effect on the Company’s operations, and the extent to which the COVID-19 pandemic will impact the Company’s operations will depend on future developments. In particular, the continued spread of COVID-19 globally had and most likely will continue to have material adverse impact on the Company’s operations and workforce, including its manufacturing activities, product sales, as well as its ability to continue to raise capital. Travel restrictions had and most likely will continue to have a material adverse impact on Company’s sales and marketing and research and development efforts.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of preparation:

The accounting treatment for the Exchange Agreement was as a reverse recapitalization of ScoutCam, for financial accounting and reporting purposes. As such, ScoutCam Ltd. is treated as the acquirer for accounting and financial reporting purposes while the Company is treated as the acquired entity for accounting and financial reporting purposes. As a result, the comparative figures that are reflected in the Company’s financial statements are those of ScoutCam and from the Closing Date, the Company’s assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of ScoutCam.

The consolidated financial statements reflect the Company’s financial position, results of operations, changes in shareholders equity (capital deficiency) and cash flows in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

The accompanying comparative financial statements include the historical accounts of ScoutCam as a “Carve-out Business”, a division of Medigus. Throughout the comparative periods included in these financial statements, the Carve-out Business operated as part of Medigus. Separate financial statements have not historically been prepared for the Carve-out Business.

These comparative carve-out financial statements have been prepared on a standalone basis and are derived from Medigus’s consolidated financial statements and accounting records. The carve-out comparative financial statements reflect ScoutCam’s financial position, results of operations, changes in net Parent Company deficit and cash flows in accordance with U.S. GAAP.

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

The carve-out comparative financial statements include assets and liabilities specifically attributable to the Carve-out Business. Transfers of cash between Carve-out Business and Medigus are included within “Transfers from Parent Company” on the Statements of Cash Flows and the Statements of changes in shareholder’s equity (capital deficiency).

As the carve-out comparative financial statements have been prepared on a carve-out basis, the amounts reflected in Parent Company deficit in the comparative statement of changes in shareholder’s equity (capital deficiency) refer to net loss for the period attributed to ScoutCam.

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

A majority of ScoutCam’s revenues are generated in U.S. dollars. The substantial majority of ScoutCam costs are incurred in U.S. dollars and New Israeli Shekels (“NIS”). ScoutCam management believes that the U.S. dollar is the currency of the primary economic environment in which ScoutCam operates. Thus, the functional currency of ScoutCam is the U.S. dollar.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Balances in non U.S. dollar currencies are translated into U.S. dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-U.S. dollar transactions and other items in the statements of operations (indicated below), the following exchange rates are used: (i) for transactions exchange rates at transaction dates and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) historical exchange rates. Currency transaction gains and losses are presented in financial income or expenses, as appropriate.

d.	Cash and Cash Equivalents

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

e.	Accounts receivable

Accounts receivable are presented in the Company’s consolidated balance sheets net of allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable balances and adjusts its allowance for doubtful accounts accordingly.

When revenue recognition criteria are not met for a sale transaction that has been billed, the Company does not recognize deferred revenues or the related account receivable.

As of December 31, 2020 and 2019, no allowance for doubtful accounts was recorded.

f.	Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives.

The annual depreciation rates are as follows:

%
Machinery and laboratory equipment	10%-15%
Office furniture and equipment	10%
Computers and computer software	33%
Leasehold improvements	Over the shorter of the lease term (including options if any) or useful life

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Severance pay

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Pursuant to Section 14 of the Severance Compensation Act, 1963 (“Section 14”), all of the Company’s employees in Israel are entitled a monthly contribution, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Contributions under Section 14 relieve the Company from any future severance payment obligation with respect to those employees. The aforementioned contributions are not recorded as an asset on the Company’s balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments.

The asset and the liability for severance pay presented in the balance sheets reflects employees that began employment prior to automatic application of Section 14.

The severance pay liability of the Company to its employees that began employment prior to automatic application of Section 14 based upon the number of years of service and the latest monthly salary and is partly covered by regular deposits with recognized pension funds and deposits with severance pay funds. Under labor laws, these deposits are in the employees’ names and, subject to certain limitations, are the property of the employees. The Company records the obligation as if it were payable at each balance sheet date on an undiscounted basis.

h.	Stock-Based Compensation

The Company measures and recognizes compensation expense for its equity classified stock-based awards, including option awards exercisable into shares of common stock of the Parent Company under its plan based on estimated fair values on the grant date. The Company calculates the fair value of option awards on the grant date using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. For the years ended December 31, 2019, and 2018, the volatility was based on the historical stock volatility of the Parent Company. The Company’s expected dividend rate is zero since the Company does not currently pay cash dividends on its stocks and does not anticipate doing so in the foreseeable future. Each of the above factors requires the Company to use judgment and make estimates in determining the percentages and time periods used for the calculation. If the Company were to use different percentages or time periods, the fair value of option awards could be materially different. The Company recognizes stock-based compensation cost for option awards on a accelerated basis over the employee’s requisite service period, net of estimated forfeitures.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Inventories

Inventories include raw materials, inventory in process and finished products and are valued at the lower of cost or net realizable value.

The cost is determined on the basis of “first in-first out” basis. Cost of purchased raw materials and inventory in process includes costs of design, raw materials, direct labor, other direct costs and fixed production overheads. Materials and other supplies held for use in the production of inventories are not written down if the finished products in which they will be incorporated are expected to be sold at or above cost.

The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated current and future market values.

j.	Revenue recognition

a)	Revenue measurement

Commencing January 1, 2018, the Company’s revenues are measured according to the ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are measured according to the amount of consideration that the Company expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as VAT taxes. Revenues are presented net of VAT.

b)	Revenue recognition

The Company recognizes revenue when a customer obtains control over promised goods or services. For each performance obligation, the Company determines at contract inception whether it satisfies the performance obligation over time or satisfies the performance obligation at a point in time.

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

Product Revenue

Revenues from product sales are recognized at a point in time when the customer obtains control of the Company’s product, typically upon shipment to the customer. Sales taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Service Revenue

The Company also generates revenues from development services. Revenue from development services is recognized over the period of the applicable service contract. To the extent development services are not distinct from the performance obligation relating to the subsequent mass production phase of the prototype under development, revenue from these services is deferred until commencement of the production phase of the project.

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

Cost of revenues are expensed commensurate with the recognition of the respective revenues. Costs deferred in respect of deferral of revenues are recorded as contract fulfilment assets on the Company’s balance sheet, and are written down to the extent the contract is expect to incur losses.

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

Uncertain tax positions are accounted for in accordance with the provisions of ASC 740-10, under which a company may recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxation authorities, based on the technical merits of the position, at the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties, if any, related to unrecognized tax benefits, are recognized in tax expense.

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

Basic loss per share is computed by dividing net loss, by the weighted average number of ordinary shares as described below.

In computing the Company’s diluted earnings per share, the numerator used in the basic earnings per share computation is adjusted for the dilutive effect, if any, of the Company’s potential common stock. The denominator for diluted earnings per share is a computation of the weighted-average number of ordinary shares and the potential dilutive shares common stock outstanding during the period.

The loss per share information in these consolidated financial statements is reflected and calculated as if the Company had existed since January 1, 2018. Accordingly, loss per share for all periods was calculated based on the number of ordinary shares retroactively adjusted for the exchange ratio determined in the reverse recapitalization (see also note 3).

p.	Leases

The Company determines if an arrangement contains a lease at inception. Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The rate implicit is most of Company’s leases are not reasonably determinable, therefore we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of the future lease payments.

Certain of Company’s leases include variable costs. Variable costs include non-lease components that were incurred based upon actual terms rather than contractually fixed amounts. In addition, variable costs are incurred for lease payments that are indexed to a change in rate or index. Because the ROU asset recorded on the balance sheet was determined based upon factors considered at the commencement date, subsequent changes in the rate or index that were not contemplated in the ROU asset balances recorded on the balance sheets result in variable expenses being incurred when paid during the lease term. See Note 12.

The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVERSE RECAPITALIZATION

On December 30, 2019, Intellisense and Medigus completed the Exchange Agreement. The accounting treatment for the Exchange Agreement was as a reverse recapitalization transaction. Pursuant to the Exchange Agreement, Intellisense issued to Medigus 16,130,952 shares. Upon such issuance, ScoutCam became a wholly-owned subsidiary of Intellisense. On December 31, 2019, Intellisense Solutions Inc. changed its name to ScoutCam Inc.

Immediately prior to the Closing Date the Company’s outstanding common stock was comprised of 3,927,346 shares of common stock $0.001 par value, of which 1,352,666 shares were issued immediately prior to the Closing Date as part of the conversion of promissory notes to related parties and the exercise of warrants by related parties, employees and service providers.

Also, on the Closing Date, 3,413,312 units, each comprised of two shares of common stock par value USD 0.001 per share, one Warrant A (as defined below) and two Warrants B (as defined below), were issued to investors as part of the financing transaction that the Company was obligated to secure prior to the Closing. The immediate gross proceeds from the issuance of the units amounted to approximately USD 3.3 million.

Each Warrant A was exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the12 month period from the date of issuance. Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 18 month period from the date of issuance.

During 2020, 2,992,855 Warrants A were exercised. 420,457 unexercised Warrants A expired on December 30,2020.

While ScoutCam Inc. was the legal acquirer, ScoutCam was treated as the acquiring company for accounting purposes as the Exchange Agreement was accounted for as a reverse recapitalization which is equivalent to the issuance of 10,753,969 shares by ScoutCam for the net monetary assets of ScoutCam Inc. As a result, the financial statements of the Company prior to the Closing Date are the historical financial statements of ScoutCam Ltd. The financial statements of the Company after the Closing Date reflect the results of the operations of ScoutCam Ltd. and ScoutCam Inc. on a combined basis. The net acquired assets of the Company as of the Closing Date was $3,040 thousands. There were no fair value adjustments necessary to perform as the carrying values of the net acquired assets approximated fair value. Further, given the nature of the operations of ScoutCam Inc. prior to the Closing Date, there were no intangible assets, including goodwill, established as a result of the Exchange Agreement.

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

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORY:

Composed as follows:

	December 31,
	2020	2019
	USD in thousands
Raw materials and supplies	45	24
Work in progress	-	316
Finished goods	278	560
Inventory write downs	(79)	-
	244	900

During the year ended 2019, no impairment occurred.

NOTE 5 - PROPERTY AND EQUIPMENT, NET:

Property, plant and equipment, net consisted of the following:

	December 31,
	2020	2019
	USD in thousands
Cost:
Machinery and laboratory equipment	285	87
Leasehold improvements, office furniture and equipment	36	25
Computers and computer software	87	20
	408	132
Less: accumulated deprecation	(139)	(73)
Total property and equipment, net	269	59

Depreciation expenses were USD 66 thousand, USD 6 thousand and USD 5 thousand in the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 6 – OTHER ACCRUED EXPENSES:

	December 31,
	2020	2019
	USD in thousands
Unpaid recapitalization transaction costs	-	89
IRS (see note 7b)	73	73
Accrued expenses	122	390
	195	552

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES:

a.	Basis of taxation

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

b.	ScoutCam Inc. did not timely file its tax return for 2013-2014 and therefore the IRS imposed penalties in the amount of $60 thousand (approximately $73 thousands including interest).

c.	Israel tax loss carry forwards

As of December 31, 2020, the Company has accumulated losses for tax purposes that were generated in Israel. These losses may be carried forward and offset against taxable income in the future for an indefinite period. A full valuation allowance was created against the Company’s deferred tax assets generated in Israel. Management currently believes that it is more likely than not that the deferred taxes generated in Israel will not be realized in the foreseeable future.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTIES:

a.

On May 30, 2019, ScoutCam entered into an intercompany agreement with Medigus (the “Intercompany Agreement”) according to which ScoutCam agreed to hire and retain certain services from Medigus. The agreed upon services provided under the Intercompany Agreement included: (1) lease of office space and clean room based on actual space utilized by ScoutCam and in shared spaces according to employee ratio; (2) utilities such as electricity water, IT and communication services based on employee ratio; (3) car services, including car rental, gas usage, payment for toll roads based on 100% of expense incurred from a ScoutCam employee car; (4) external accountant services at a price of USD 6,000 per annum; (5) directors and officers insurance at a sum of 1/3 of Parent Company cost; (6) CFO services at a sum of 50% of Parent Company CFO employer cost; (7) every direct expense of ScoutCam that is paid by the Parent Company in its entirety subject to approval of such direct expenses in advance; and (8) any other mutual expense that is borne by the parties according to the respective portion of the Mutual Expense.

The total expenses for year ended December 31, 2019 amounted to USD 329 thousand. As of December 31, 2019, the balance with Medigus amounted to USD 73 thousand.

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

The total net expenses for year ended December 31, 2020 amounted to USD 143 thousand. As of December 31, 2020, the balance with Medigus amounted to USD 47 thousand.

In addition, ScoutCam’s employees provide support services to Medigus. For additional information see note 11b.

b.	On June 3, 2019, the Parent Company executed a capital contribution with ScoutCam whereby it paid an aggregate amount of USD 720 thousand.

c.

On July 31, 2019, ScoutCam and Prof. Benad Goldwasser entered into a consulting agreement, whereby Prof. Goldwasser agreed to serve as chairman of the Board of Directors of ScoutCam. The consulting agreement effective retroactively to March 1, 2019, in consideration for, inter alia, a monthly fee of $10,000 and options representing 5% of Company’s fully-diluted share capital as of the Closing Date.

d.

On August 27, 2019, the Parent Company provided ScoutCam with a line of credit in the aggregate amount of USD 500 thousand and, in exchange, ScoutCam agreed to grant the Parent Company a capital note that will bear an annual interest rate of 4%. The repayment of the credit line amount shall be spread over one year in monthly payments beginning January 2020. The said note is presented in the consolidated balance sheets within “Loan from Parent Company”.

On June 23, 2020, the Company and Medigus entered into a certain Conversion Side Letter, pursuant to which the Company converted US$381,136 worth of outstanding credit previously extended by Medigus to the Company, which amount, as of the date thereof, included interest accrued thereon. In accordance with the terms of the Conversion Side Letter, the Company issued to Medigus, at a purchase price of US$0.968, (a) 787,471 shares of common stock, (b) warrants to purchase 393,736 shares of common stock at an exercise price of US$0.595, and (c) warrants to purchase 787,471 shares of common stock at an exercise price of US$0.893.

e.	On September 3, 2019, a certain Asset Transfer Agreement, by and between ScoutCam and the Parent Company dated May 28, 2019, became effective. According to the Asset Transfer Agreement, the Company transferred certain assets (property and equipment) with a nil carrying amount to the Parent Company in consideration of USD 168 thousand. The assets were then sold to a third party. The excess of the said consideration over the carrying amount was directly recorded to shareholders’ equity.

f.	During December 2019, the Company entered into a consulting agreement with Shrem Zilberman Group (the “Consultant”) in the amount of USD 165 thousand (see also note 9b). A director of the Company is related to one of the Consultant’s shareholders.

g.	On February 12, 2020, the Company’s Board of Directors authorized the grant of options to purchase 2,235,691 shares of common stock of the Company to Professor Benad Goldwasser, the Company’s Chairman of the Board, and options to purchase 1,865,346 shares of common stock of the Company to certain officers of the Company. Each option is exercisable into one share of common stock of the Company of $0.001 par value at an exercise price of $0.29. See also note 13b.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTIES (continued):

h.

On March 15, 2020, the Company’s Board of Directors approved, among other things, a quarterly fee of $4,000 payable to each of the Company’s directors, excluding Professor Benad Goldwasser; and a grant of options to purchase 576,888 shares of common stock of the Company to each of the Company’s currently serving directors, excluding Professor Benad Goldwasser. The terms of the options granted to the Company’s currently serving directors include (i) an exercise price of $0.29 (ii) a vesting schedule whereby 33.33% of the options granted will vest on the first anniversary of March 15, 2020, and 8.33% of the options will vest at the end of each subsequent three-month period thereafter over the course of the following two (2) years; and (iii) an acceleration mechanism pursuant to which any outstanding and unvested option shall immediately accelerate and vest upon the occurrence of certain events, including, inter alia, a merger or sale of all assets of the Company.

i.

On April 20, 2020, Medigus and ScoutCam entered into that certain Intercompany Services Agreement, which amended and restated the intercompany services agreement executed between the parties on May 30, 2019. The agreement has an initial term of one year, and renews automatically for additional one-year periods, unless either party provides 60 (sixty) days written notice of non renewal. Either Medigus or ScoutCam may terminate the agreement for convenience upon providing 60 (sixty) days prior written notice. The services to be provided by ScoutCam include, inter alia, the provision of office space, utilities, car services, insurance and chief financial officer services. In consideration for the foregoing services, ScoutCam is entitled to arm’s length service fees based on the most recent transfer pricing analysis as performed by an external expert, which may be adjusted from time to time.

j.

On May 18, 2020, in connection with the Arkin Transaction (as defined below), the Company, Medigus and Arkin (as defined below), entered into the Letter Agreement, whereby, provided the Company obtains certain regulatory approvals described therein, Medigus and the Company agreed to amend certain terms of the Amended and Restated Asset Transfer Agreement and the License Agreement, thereby transferring outright certain patent assets from Medigus to the Company; provided, however, that in the event the Company abandons the foregoing patent assets, the Company must transfer back ownership of the patent assets to Medigus for no additional consideration and absent any additional contingencies.

Also, on May 18, 2020, and in connection with the Arkin Transaction, the Company, Medigus and Arkin entered into a Voting Agreement, pursuant to which Arkin and Medigus each agreed to vote their respective shares of common stock in favor of the election of the opposite party’s designated representative(s), as applicable, to the Board. Each of Arkin’s and Medigus’ rights under the Voting Agreement are contingent upon, inter alia, such party maintaining a certain beneficial ownership threshold in the Company, as follows:

at each annual or special meeting of stockholders at which an election of directors is held or pursuant to any written consent of the stockholders, (a) one person designated by Arkin shall be elected to the Board, for so long as Arkin, together with its Affiliates, continues to own beneficially at least eight (8%) of the issued and outstanding capital stock of the Company (“Arkin Director”), and (b) (i) three persons designated by Medigus shall be elected to the Board, for so long as Medigus, together with its Affiliates, continues to own beneficially at least thirty five (35%) of the issued and outstanding capital stock of the Company, or (ii) two persons designated by Medigus for so long as Medigus, together with its Affiliates, continues to own beneficially less than thirty five (35%) and more than twenty (20%) of the issued and outstanding capital stock of the Company, or (iii) one person designated by Medigus for so long as Medigus, together with its Affiliates, continues to own beneficially less than twenty (20%) and more than eight (8%) of the issued and outstanding capital stock of the Company.

k.

On June 22, 2020, the Company’s Board of Directors authorized the grant of options to purchase 628,163 shares of common stock to Prof. Benad Goldwasser, Chairman of the Board, and 628,162 options to purchase shares of common stock to CEO and director of the Company. Each option is exercisable into one share of common stock at an exercise price of $0.29.

l.

On November 11, 2020, the Company’s Board of Directors authorized the grant of options to purchase 144,222 shares of common stock to director of the Company. Each option is exercisable into one share of common stock at an exercise price of $0.35.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EQUITY:

Reverse Recapitalization:

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

Private placement:

a.	In December 2019, the Company allocated in a private issuance, a total of 3,413,312 units at a purchase price of USD $0.968 per unit. Each unit was comprised of two shares of common stock par value US$0.001 per share, one Warrant A (defined below) and two Warrants B (defined below). The immediate proceeds (gross) from the issuance of the units amounted to approximately USD 3.3 million.

Each Warrant A was exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the 12 month period following the allocation. Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 18 month period following the allocation.

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

During 2020, 2,992,855 Warrants A were exercised. 420,457 unexercised Warrants A expired on December 30, 2020.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

b.	On March 3, 2020, the Company issued in a private issuance a total of 979,754 units at a purchase price of USD $0.968 per unit.

Each unit was comprised of two shares of common stock par value US$0.001 per share, one Warrant A (defined below) and two Warrants B (defined below).

Each Warrant A was exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the 12 month period following the allocation.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 18 month period following the allocation.

The gross proceeds from the issuance of all securities offered amounted to approximately USD 948 thousands. After deducting issuance costs, the Company received proceeds of approximately USD 909 thousand.

During 2021, 979,784 Warrants A were exercised.

c.	On May 18, 2020, the Company allocated in a private issuance a total of 2,066,116 units at a purchase price of USD $0.968 per unit.

Each unit was comprised of two shares of common stock par value US$0.001 per share, one Warrant A (defined below) and two Warrants B (defined below).

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the 18 month period following the allocation.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 24 month period following the allocation.

The gross proceeds from the issuance of all securities offered amounted to approximately USD 2 million. After deducting issuance costs, the Company received proceeds of approximately USD 1.9 million.

During February 2021, 336,135 Warrants A were exercised.

d.

On June 23, 2020, (the “Conversion Date”), the Company entered into and consummated a Side Letter Agreement with Medigus, whereby the parties agreed to convert, at a conversion price of $0.484, an outstanding line of credit previously extended by Medigus to the Subsidiary, which as of the Conversion Date was $381,136, into (a) 787,471 shares of the Company’s common stock, (b) warrants to purchase 393,736 shares of common stock with an exercise price of $0.595 (Warrant A), and (c) warrants to purchase 787,471 shares of common stock with an exercise price of $0.893 (Warrant B). As the conversion price represented the same unit price as in the March 2020 and May 2020 private placements, no finance expenses have been recorded in statement of operations as a result of the conversion.

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of USD 0.595 per share during the 12 months period following the allocation.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 0.893 per share during the 18 months period following the allocation.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

As of December 31, 2020, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

Warrant Medigus	December 30, 2019	December 30, 2022	(*)	2,688,492
Warrant B	December 30, 2019	June 30, 2021	0.893	6,826,623
Warrant A	March 3, 2020	March 3, 2021	0.595	979,754
Warrant B	March 3, 2020	September 3, 2021	0.893	1,959,504
Warrant A	May 18, 2020	November 18, 2021	0.595	2,066,116
Warrant B	May 18 2020	May 18, 2022	0.893	4,132,232
Warrant A	June 23, 2020	June 23, 2021	0.595	393,736
Warrant B	June 23,2020	December 23, 2021	0.893	787,471
				19,833,928

(*)	If ScoutCam. achieves an aggregate amount of $33 million in sales within the first three years immediately after the Exchange Agreement, the Company will issue to Medigus 2,688,492 shares of the Company’s common stock, which represents 10% of the Company’s issued and outstanding share capital as of the Exchange Agreement.

Stock based compensation:

2020 Equity Incentive Plan

In February 2020, the Company’s Board of Directors approved the 2020 Share Incentive Plan (the “Plan”). The Plan initially included an option pool of 5,228,007 shares of common stock for grant to Company employees, consultants, directors, and other service providers. On March 15, 2020, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the Plan by an additional 576,888 shares of common stock. On June 22, 2020, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the Plan by an additional 3,617,545 shares of common stock.

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

On February 12, 2020, the Company granted 4,367,515 options pursuant to the Plan. Each option is exercisable into one share of common stock of the Company of $0.001 par value at the exercise price of $0.29.

On March 15, 2020, the Company granted 576,888 options pursuant to the Plan to each of the Company’s then serving directors, excluding Professor Benad Goldwasser. Each option is exercisable into one share of common stock of the Company of $0.001 par value at the exercise price of $0.29.

On June 22, 2020, the Company granted 1,544,769 options pursuant to the Plan to Company employees, consultants, directors. Each option is exercisable into one share of common stock of the Company of $0.001 par value at the exercise price of $0.29.

On November 11, 2020, the Company granted 144,222 options pursuant to the Plan to Company director. Each option is exercisable into one share of common stock of the Company of $0.001 par value at the exercise price of $0.35.

Options granted generally have a contractual term of 7 years and vest over a period of 3 up to 4 years.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

Stock Option Activity

The following summarizes stock option activity:

	Amount of options	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$		$ in thousands
Outstanding - December 31, 2019	-	-	-
Granted	6,633,394	0.29
Outstanding - December 31, 2020	6,633,394	0.29	6.23	2,446

Options Exercisable - December 31, 2020	1,941,701	0.29	6.12	718

At December 31, 2020, the aggregate intrinsic value of options granted is calculated as the difference between the exercise price and the closing price on the same date.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The weighted-average grant date fair value per option granted during the years ended December 31, 2020 was $0.27. The fair value of each award is estimated using Black-Scholes option pricing model based on the following assumptions:

Year ended December 31, 2020
Underlying value of ordinary shares ($)	0.446-0.800
Exercise price ($)	0.29-0.35
Expected volatility (%)	43.35%-45.00%
Term of the options (years)	7
Risk-free interest rate (%)	0.54%-1.55%

Volatility is derived from the historical volatility of publicly traded set of peer companies. The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. The Company has not paid dividends does not anticipate paying dividends in the foreseeable future. Accordingly, no dividend yield was assumed for purposes of estimating the fair value of the Company's share-based compensation. The weighted average expected life of options was estimated individually in respect of each grant.

The unrecognized compensation expense calculated under the fair-value method for stock options expected to vest as of December 31, 2020 is approximately $0.6 million and is expected to be recognized over a weighted-average period of 1.2 years.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - REVENUES:

a.	Contract fulfillment assets:

The Company’s contract fulfillment assets as of December 31, 2020:

December 31,
2020
USD in thousands
Contract fulfillment assets from contract with Customer B (see note 11b)	1,130

b.	Contract liabilities:

The Company’s contract liabilities were as follows:

	December 31,
	2020	2019	2018
	USD in thousands
The change in deferred revenues:
Balance at beginning of year	502	200	8
Deferred revenue relating to new sales	735	387	200
Revenue recognition during the period	(389)	(85)	(8)
Balance at end of year	848	502	200

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

Revenue recognized in 2020 that was included in deferred revenue balance as of December 31, 2019 was USD 389 thousand.

There was no revenue recognized in 2019 that was included in deferred revenue balance as of December 31, 2018.

Revenue recognized in 2018 that was included in deferred revenue balance as of January 1, 2018 was USD 8 thousand.

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REVENUES (continued):

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes contract liability and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2020, the total RPO amounted to USD 2.9 million, Which the Company expects to recognize over the expected manufacturing term of the product under development.

NOTE 11 - ENTITY WIDE DISCLOSURES:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. The Company manages its business based on one operating segment and derives revenues from sales of products and services developing minimally invasive endosurgical tools and highly innovative imaging solutions.

a.	Revenues by geographical area (based on the location of customers)

The following is a summary of revenues within geographic areas:

	Year ended on December 31,
	2020	2019	2018
	USD in thousands
United States	418	142	300
United Kingdom	41	33	24
South Korea	-	-	7
Israel	5	67	12
Other	27	67	48
	491	309	391

b.	Major customers

Set forth below is a breakdown of Company’s revenue by major customers (major customer –revenues from these customers constituted at least 10% of total revenues in a certain year):

	Year ended on
	December 31,
	2020	2019	2018
	USD in thousands
Customer A	383	85	134

Customer B	-	30	92

Customers C	41	33	21

Customer D – Parent Company	5	36	-

SCOUTCAM INC. (Formerly known as Intellisense Solutions Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LEASES

The Company’s leases relate to vehicles leases and to short term lease of Company’s offices.

The components of lease expenses during the periods presented were as follows:

	Year ended December 31,
	2020	2019
	USD in thousands
Operating lease expenses	45	29
Short-term lease expenses	88	60
Total lease expenses	133	89

Supplemental cash flow information related to operating leases during the period presented was as follows:

	Year ended December 31,
	2020	2019
	USD in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	45	29

Lease term and discount rate related to operating leases as of the period presented were as follows:

	December 31,
	2020	2019
	USD in thousands
Weighted-average remaining lease term (in years)	1.85	1.4
Weighted-average discount rate	10%	10%

The maturities of lease liabilities under operating leases as of December 31, 2020 are as follows:

USD in thousands
2021	63
2022	47
2023	8
Total undiscounted lease payments	118
Less: Imputed interest	(11)
Total lease liabilities	107

NOTE 13 - SUBSEQUENT EVENTS:

a.	On January 20, 2021, the Company’s Board of Directors approved an increase of the authorized share capital of the Company by an additional 225,000,000 ordinary shares par value $0.001 per share, such that the authorized share capital of the Company following such increase shall be consisting of 300,000,000 ordinary shares.

b.	Refer to Note 9b-c regarding exercising of warrants.

c.	On March 22, 2021, the Company undertook to issue to certain investors (the “Investors”) 22,222,223 units (the “Units”) in exchange for an aggregate purchase price of $20 million. Each Unit consists of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of common stock with an exercise price of US$1.15 per share (the “Warrant” and the “Exercise Price”). Each Warrant is exercisable until the close of business on March 31, 2026.

Pursuant to the terms of the Warrants, following April 1, 2024, if the closing price of the common stock equal or exceeds 135% of the Exercise Price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the Warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the Warrants, in whole or in part, by delivering to the Investors a notice of forced exercise.

