Form 10-Q
period 2021-03-31
ScoutCam Inc.
filed 2021-05-14
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, the registrant had 60,295,245 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2020 (filed on March 31, 2021) entitled “Risk Factors” as well as in our other public filings.

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

Item 1. Financial Statements

ScoutCam INC.

INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

CONSOLIDATED SCOUTCAM INC.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	12,751	3,373
Accounts receivables	11	17
Receivables on account of issuance of shares	10,500	-
Inventory	345	244
Receivable from Parent Company	1	47
Other current assets	453	348
	24,061	4,029

NON-CURRENT ASSETS:
Contract fulfillment assets	1,370	1,130
Property and equipment, net	369	269
Operating lease right-of-use assets	269	107
Severance pay asset	360	360
	2,368	1,866

TOTAL ASSETS	26,429	5,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2021	2020
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payables	492	79
Contract liabilities	199	69
Operating lease liabilities - short term	125	60
Accrued compensation expenses	289	369
Accrued issuance expenses	882	-
Other accrued expenses	317	195
	2,304	772
NON-CURRENT LIABILITIES:
Contract liabilities	1,312	779
Operating lease liabilities - long term	144	47
Liability for severance pay	333	333
	1,789	1,159
TOTAL LIABILITIES	4,093	1,931

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 75,000,000 shares authorized as of March 31, 2021 and December 31, 2020, 60,295,245 and 36,756,983 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	60	37
Additional paid-in capital	30,189	10,234
Accumulated deficit	(7,913)	(6,307)
TOTAL SHAREHOLDERS’ EQUITY	22,336	3,964

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	26,429	5,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended
	March 31,
	2021	2020
	Unaudited
	USD in thousands (except per share data)

Revenues	24	40
Cost of revenues	203	130
Gross Loss	(179)	(90)
Research and development expenses	333	255
Sales and marketing expenses	145	52
General and administrative expenses	933	1,112
Operating loss	(1,590)	(1,509)
Financing income (loss), net	(16)	96
Net Loss	(1,606)	(1,413)

Net loss per ordinary share (basic and diluted, USD)	(0.04)	(0.05)
Weighted average ordinary shares (basic and diluted, in thousands)	38,000	27,488

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2021 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2021	36,757	37	10,234	(6,307)	3,964
Issuance of shares and warrants	22,222	22	19,096	-	19,118
Stock based compensation	-	-	79	-	79
Exercise of warrants	1,316	1	780	-	781
Net loss	-	-	-	(1,606)	(1,606)

Balance at March 31, 2021	60,295	60	30,189	(7,913)	22,336

Three Months Ended March 31, 2020 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2020	26,885	27	4,135	(1,640)	2,522
Issuance of shares and warrants	1,960	2	907	-	909
Stock based compensation	-	-	701	-	701
Net loss	-	-	-	(1,413)	(1,413)

Balance at March 31, 2020	28,845	29	5,743	(3,053)	2,719

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2021	2020
	Unaudited
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,606)	(1,413)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	17	11
Other non-cash items	-	39
Share based compensation	79	682
Loss (profit) from exchange differences on cash and cash equivalents	12	(96)

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Accounts receivable	6	10
Inventory	(101)	(125)
Other current assets	(105)	(53)
Accounts payables	413	5
Parent company	46	(16)
Contract fulfilment assets	(240)	-
Contract liabilities	663	44
Accrued compensation expenses	(80)	(24)
Other accrued expenses	122	(201)
Net cash flows used in operating activities	(774)	(1,137)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(117)	(185)
Net cash flows used in investing activities	(117)	(185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment to Parent company	-	(81)
Proceeds from exercise of warrants	781	-
Proceeds from issuance of shares and warrants	9,500	909
Net cash flows provided by financing activities	10,281	828

PROFIT (LOSS) FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(12)	96

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,378	(398)
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	3,373	3,245
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	12,751	2,847

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Non cash activities -

	Three months ended March 31,
	2021	2020
	USD in thousands
Loan from Parent Company settled against receivable from Parent Company	-	41

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

ScoutCam Ltd., or ScoutCam, was formed in the State of Israel on January 3, 2019 as a wholly-owned subsidiary of Medigus Ltd. (the “Parent Company”, “Medigus”), an Israeli company traded on the Nasdaq Capital Market, and commenced operations on March 1, 2019. Upon incorporation, ScoutCam issued to Medigus 1,000,000 Ordinary shares with no par value. On March 2019, ScoutCam issued to Medigus an additional 1,000,000 Ordinary shares with no par value.

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.

Since incorporation through March 31, 2021, the Group has an accumulated deficit of approximately $7.9 million and its activities have been funded mainly by its shareholders. The Group’s cash and cash equivalents as of March 31, 2021, as well as its proceeds from issuance of common stock and warrants in the private offering as detailed in Note 4, will allow the Group to fund its operating plan through at least the next 12 months. However, the Group expects to continue to incur significant research and development and other costs related to its ongoing operations and in order to continue its future operations, the Group will need to obtain additional funding until becoming profitable.

c.	In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Group considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Group’s results of operations and financial position as of March 31, 2021. These estimates may change, as new events occur and additional information is obtained.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2020.

B.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Group’s condensed consolidated financial statements.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LEASES:

On January 1, 2019, the Group adopted ASU 2016-02 using the modified retrospective approach for all lease arrangements at the beginning period of adoption. ScoutCam leases office and vehicles under operating leases. On March 31, 2021, the Group’s ROU assets and lease liabilities for operating leases totaled $269 thousand.

In December 2020, ScoutCam entered into a lease agreement for office space in Omer, Israel. The agreement is for 36 months beginning on January 1, 2021. ScoutCam holds the right to terminate the lease agreement after 24 months. Monthly lease payments under the agreement are approximately $8 thousand. Lease expenses recorded in the interim consolidated statements of operations were $24 thousand for the three months ended March 31, 2021.

Supplemental cash flow information related to operating leases was as follows:

Three months ended March 31, 2021
USD in thousands
Cash payments for operating leases	24
Total lease expenses	24

As of March 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 1.75 years and a weighted average discount rate of 10%. Future lease payments under operating leases as of March 31, 2021 were as follows:

Operating leases
USD in thousands
Remainder of 2021	99
2022	117
2023	86
Total future lease payments	302
Less imputed interest	(33)
Total lease liability balance	269

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

During 2021, all Warrants A were exercised.

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

e.

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

As of March 31, 2021, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)		Number of Shares of common stock Underlying Warrants

Medigus Warrant	December 30, 2019	December 30, 2022	(*	)	2,688,492
Warrant B	December 30, 2019	June 30, 2021	0.893		6,826,623
Warrant B	March 3, 2020	September 3, 2021	0.893		1,959,504
Warrant A	May 18, 2020	November 18, 2021	0.595		1,729,981
Warrant B	May 18 2020	May 18, 2022	0.893		4,132,232
Warrant A	June 23, 2020	June 23, 2021	0.595		393,736
Warrant B	June 23,2020	December 23, 2021	0.893		787,471
Warrant March 2021,	March 29,2021	March 31, 2026	1.150		22,222,223
					40,740,262

(*)	If ScoutCam achieves an aggregate amount of $33 million in sales within the first three years immediately after the Exchange Agreement, the Company will issue to Medigus 2,688,492 shares of the Company’s common stock, which represents 10% of the Company’s issued and outstanding share capital as of the Exchange Agreement.

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

During the three months ended March 31, 2021, the Company granted 511,792 options pursuant to the Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Three months ended March 31, 2021
Underlying value of ordinary shares ($)	0.85-0.90
Exercise price ($)	0.40-0.80
Expected volatility (%)	47.44%
Term of the options (years)	7
Risk-free interest rate	0.78%-0.94%

The cost of the benefit embodied in the options granted during the three months ended March 31, 2021, based on their fair value as at the grant date, is estimated to be approximately $289 thousands. These amounts will be recognized in statements of operations over the vesting period.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

The following table summarizes stock option activity for the three months ended March 31, 2021:

	For the Three months ended March 31, 2021
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	6,633,394	0.29
Granted	511,792	0.51
Cancelled	(791,401)	0.29
Outstanding at end of period	6,353,785	0.31

Vested at end of period	2,267,216	0.29

The following table sets forth the total share-based payment expenses resulting from options granted, included in the statements of operation:

Three months ended March 31, 2021
USD in thousands
Research and development	56
General and administrative	23
Total expenses	79

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
	USD in thousands
Contract fulfillment assets	1,370	1,130
Contract liabilities	1,511	848

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2021, the total RPO amounted to $2.9 million, which t the Company expects to recognize over the expected manufacturing term of the product under development.

NOTE 6 – INVENTORY:

Composed as follows:

	March 31,	December 31,
	2021	2020
	USD in thousands
Raw materials and supplies	145	45
Finished goods	279	278
Inventory write downs	(79)	(79)
	345	244

During the period ended March 31, 2021, no impairment occurred.

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

In addition, ScoutCam Ltd.’s employees provide support services to Medigus.

On April 20, 2020, ScoutCam Ltd. entered into an amended and restated intercompany services agreement with Medigus.

Balances with related parties:

	March 31, 2021	December 31, 2020

Receivable from Parent Company	1	47

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2020 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

The Company’s primary business activity during last few months was the completion of R&D and the transition to the production stage with respect to a contract with a Fortune 500 Multinational Healthcare Corporation, while expanding the R&D team to enable additional projects in parallel. The main effect of this activity was the increase in the number of employees to enable the Company to manage the anticipated increased workload.

Other major activities were the following:

-	expanding marketing activities, including the recruitment of a Director of Business Development in the US, and launching a multi-platform digital marketing campaign;
-	extensive activity in connection with the Company’s IP, including submissions of new patent applications as well as maintenance, defense, and commercialization efforts of existing patents;
-	increased operation expenses in order to improve the current Company’s R&D capabilities; and
-	investment in capital expenses to provide the necessary facilities, IT, and lab tools for our newly recruited employees and to upgrade the Company’s production and quality control capabilities.

The following table summarizes our results of operations for the three month period ended March 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	2021	2020	% Change
Revenues	24,000	40,000	(40)%
Cost of Revenues	203,000	130,000	56%
Gross Loss	(179,000)	(90,000)	99%
Research and development expenses	333,000	255,000	31%
Sales and marketing expense	145,000	52,000	179%
General and administrative expenses	933,000	1,112,000	(16)%
Operating Loss	(1,590,000)	(1,509,000)	5%

Revenues

For the three months ended March 31, 2021, ScoutCam generated revenues of $24,000, a decrease of $16,000 from the three months ended March 31, 2020.

The decrease in revenues was primarily due to an overall decrease in the sales of the Company’s component products to occasional customers.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2021 was $203,000, an increase of $73,000 compared to cost of revenues of $130,000 for the three months ended March 31, 2020.

The increase in cost of revenues was due to an increase in payroll expenses as a result of hiring additional production employees and the establishment of an engineering department as part of our ongoing transition from R&D to production.

Gross Loss

Gross loss for the three months ended March 31, 2021 was $179,000, an increase of $89,000 compared to gross loss of $90,000 for the three months ended March 31, 2020.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021, were $333,000, an increase of $78,000, or 31%, compared to $255,000 for the three months ended March 31, 2020. The increase was primarily due to increase in materials and subcontractors. The increase was primarily due to an increase in research and development activities as described under “Overview”.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2021, were $145,000, an increase of $93,000, or 179%, compared to $52,000 for the three months ended March 31, 2020. The increase was primarily due to an increase in marketing activities as described under “Overview”.

General and Administrative Expenses

General and Administrative expenses for the three months ended March 31, 2021, were $933,000, a decrease of $179,000, or 16%, compared to $1,112,000 for the three months ended March 31, 2020. The decrease was primarily due to a decrease in share - based compensation expenses (see note 4 to our interim condensed financial statements as of March 31, 2021), which was partially offset by an increase in payroll expenses due to the hiring of additional employees.

Operating loss

We incurred an operating loss of $1,590,000 for the three months ended March 31, 2021, an increase of $81,000, or 5%, compared to operating loss of $1,509,000 for the three months ended March 31, 2020. The increase in operating loss was due to an $89,000 increase in gross loss, $78,000 increase in research and development expenses, and $93,000 increase in sales and marketing expenses, which collectively were partially offset by a $179,000 decrease in administrative and general expenses.

Liquidity and Capital Resources

We generated liquidity primarily from fund raising and warrant exercises as described in Note 9 of our interim condensed financial statements as of March 31, 2021.

As of March 31, 2021, our total assets were $26,429,000. As of December 31, 2020, our total assets were $5,895,000. The increase of assets was mainly due to an increase of cash and cash equivalents and increase of receivables on account of issuance of shares due to fundraising activities, as described in Note 4 of our interim condensed financial statements as of March 31, 2021. As of March 31, 2021, our total liabilities were $4,093,000. As of December 31, 2020, our total liabilities were $1,931,000. The increase of liabilities was mainly due to an increase of accounts payables, contract liabilities and other accrued compensation expenses.

Since incorporation through March 31, 2021, we incurred accumulated deficit of approximately $7.9 million. Our cash and cash equivalents as of March 31, 2021, as well as the proceeds from issuance of ordinary shares and warrants in the private offering as detailed in Note 4, will allow us to fund our operating plan through at least the next 12 months. However, we expect to continue to incur significant research and development expenses and other costs related to our ongoing operations; and in order to continue our future operations, we will need to obtain additional funding until we become profitable.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	2021	2020
Cash used in Operating Activity	(774,000)	(1,137,000)
Cash used in Investing Activity	(117,000)	(185,000)
Cash provided by Financing Activity	10,281,000	828,000

Operating Activities

For the three months ended March 31, 2021, net cash flows used in operating activities was $774,000, due primarily to a net loss of $1,606,000, partially offset by change in operating asset and liabilities of approximately $724,000.

Investing Activities

For the three months ended March 31, 2021, net cash flows used in investing activities was $117,000, due primarily to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2021, net cash flows provided by financing activities was $10,281,000, due primarily to proceeds from the issuance of shares and warrants equivalent to approximately $9,500,000 and proceeds from exercise from warrants of approximately $781,000.

Future Funding Requirements

The Company believes that it will require additional financing in order to provide the capital it needs to achieve its growth targets.

Off-Balance Sheet Arrangements

Since April 4, the Subsidiary leases additional offices in Omer, Israel, with a total of approximately 549 gross square meters. The rental payments are linked to the Israeli CPI.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS.

There have been no material changes from the information set forth in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the SEC during the recent fiscal quarter ended March 31, 2021.

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

Date: May 14, 2021	SCOUTCAM INC.

	By:	/s/ Yovav Sameah
	Name:	Yovav Sameah
	Title:	Chief Executive Officer
ScoutCam Inc.

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
ScoutCam Inc.

- 23 -