Form 10-Q
period 2021-06-30
ScoutCam Inc.
filed 2021-08-12
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2021, the registrant had 6,928,527 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

On August 9, 2021, we filed an amendment to our Articles of Incorporation in order to effect a one-for-nine reverse stock split of our common stock, par value $0.001 per share (the “Common Stock”) pursuant to which holders of our Common Stock received one share of our Common Stock for every nine shares of Common Stock held. Unless the context expressly dictates otherwise, all references to share and per share amounts referred to herein reflect the reverse stock split.

Item 1. Financial Statements

ScoutCam INC.

INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

CONSOLIDATED SCOUTCAM INC.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	21,775	3,373
Accounts receivable	60	17
Inventory	145	244
Medigus receivable	-	47
Other current assets	857	348
	22,837	4,029

NON-CURRENT ASSETS:
Contract fulfillment assets	1,510	1,130
Property and equipment, net	400	269
Operating lease right-of-use assets	385	107
Severance pay asset	416	360
	2,711	1,866

TOTAL ASSETS	25,548	5,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2021	2020
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payables	303	79
Contract liabilities	-	69
Operating lease liabilities - short term	187	60
Accrued compensation expenses	429	369
Medigus payable	13	-
Other accrued expenses	218	195
	1,150	772
NON-CURRENT LIABILITIES:
Contract liabilities	1,385	779
Operating lease liabilities - long term	198	47
Liability for severance pay	333	333
	1,916	1,159
TOTAL LIABILITIES	3,066	1,931

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 75,000,000 shares authorized as of June 30, 2021 and December 31, 2020, 6,928,527 and 4,084,122 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7	4
Additional paid-in capital	32,476	10,267
Accumulated deficit	(10,001)	(6,307)
TOTAL SHAREHOLDERS’ EQUITY	22,482	3,964

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	25,548	5,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020
	Unaudited
	USD in thousands (except per share data)

Revenues	298	74	274	34
Cost of revenues	610	281	407	151
Gross Loss	(312)	(207)	(133)	(117)
Research and development expenses	754	370	421	115
Sales and marketing expenses	293	188	148	136
General and administrative expenses	2,328	1,680	1,395	568
Operating loss	(3,687)	(2,445)	(2,097)	(936)
Financing income (expenses), net	(7)	62	9	(34)
Net Loss	(3,694)	(2,383)	(2,088)	(970)
Net loss per ordinary share (basic and diluted, USD)	(0.67)	(0.73)	(0.31)	(0.28)
Weighted average ordinary shares (basic and diluted, in thousands)	5,480	3,243	6,724	3,431

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2021 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2021	4,084	4	10,267	(6,307)	3,964
Issuance of shares and warrants	2,469	2	19,116	-	19,118
Stock based compensation	-	-	635	-	635
Exercise of warrants	375	1	2,458	-	2,459
Net loss	-	-	-	(3,694)	(3,694)

Balance at June 30, 2021	6,928	7	32,476	(10,001)	22,482

Three Months Ended June 30, 2021 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at April 1, 2021	6,699	7	30,242	(7,913)	22,336
Exercise of warrants	229	*	1,678	-	1,678
Stock based compensation	-	-	556	-	556
Net loss	-	-	-	(2,088)	(2,088)

Balance at June 30, 2021	6,928	7	32,476	(10,001)	22,482

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Six Months Ended June 30, 2020

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	in thousands	USD in thousands
Balance at January 1, 2020	2,987	3	4,159	(1,640)	2,522
Issuance of shares and warrants	677	1	2,857	-	2,858
Stock based compensation	-	-	871	-	871
Conversion of a loan from Medigus	87	*	381	-	381
Net loss	-	-	-	(2,383)	(2,383)

Balance at June 30, 2020	3,751	4	8,268	(4,023)	4,249

Three Months Ended June 30, 2020

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	in thousands	USD in thousands
Balance at April 1, 2020	3,205	3	5,769	(3,053)	2,719
Issuance of shares and warrants	459	1	1,948	-	1,949
Stock based compensation	-	-	170	-	170
Conversion of a loan from Medigus	87	*	381	-	381
Net loss	-	-	-	(970)	(970)

Balance at June 30, 2020	3,751	4	8,268	(4,023)	4,249

*	Represents an amount less than $1 thousand

SCOUTCAM INC.

INTERIM CONDENSED CONOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,694)	(2,383)	(2,088)	(970)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	39	27	22	16
Other non-cash items	(56)	14	(56)	(25)
Share based compensation	635	837	556	155
Loss (Profit) from exchange differences on cash and cash equivalents	(4)	(84)	(16)	12

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Accounts receivables	(43)	(4)	(49)	(14)
Inventory	99	(302)	200	(177)
Medigus	60	(111)	14	(95)
Other current assets	(509)	(254)	(404)	(201)
Accounts payables	224	133	(189)	128
Contract fulfilment assets	(380)	-	(140)	-
Contract liabilities	537	170	(126)	126
Accrued compensation expenses	60	36	140	60
Other accrued expenses	(22)	(356)	(144)	(155)
Net cash flows used in operating activities	(3,054)	(2,277)	(2,280)	(1,140)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(170)	(221)	(53)	(36)
Net cash flows used in investing activities	(170)	(221)	(53)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment to Medigus	-	(81)	-	-
Proceeds from exercise of warrants	2,504	-	1,723	-
Proceeds from issuance of shares and warrants	19,118	2,858	9,618	1,949
Net cash flows provided by financing activities	21,622	2,777	11,341	1,949

PROFIT (LOSS) FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	4	84	16	(12)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,402	363	9,024	761
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	3,373	3,245	12,751	2,847
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	21,775	3,608	21,775	3,608

Non cash activities -

	Six months ended		Three months ended
	June 30,		June 30,
	2021	2020	2021	2020
	Unaudited
	USD in thousands
Medigus loan settled against Medigus receivable	-	41	-	-
Conversion of a loan from Medigus	-	381	-	381
Issuance expenses	45	-	45	-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.

ScoutCam Inc. (the “Company”), formally known as Intellisense Solutions Inc. (Intellisense), was incorporated under the laws of the State of Nevada on March 22, 2013. The Company was initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. The Company was unable to execute it original business plan, develop significant operations or achieve commercial sales. Prior to the closing of the Securities Exchange Agreement (as defined below), the Company was a “shell company”.

ScoutCam Ltd., or ScoutCam, was formed in the State of Israel on January 3, 2019 as a wholly-owned subsidiary of Medigus Ltd. (“Medigus”), an Israeli company traded on the Nasdaq Capital Market, and commenced operations on March 1, 2019. Upon incorporation, ScoutCam issued to Medigus 1,000,000 Ordinary shares with no par value. On March 2019, ScoutCam issued to Medigus an additional 1,000,000 Ordinary shares with no par value.

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

As of June 30, 2021 Medigus holds approximately 28% of the Company.

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.

On August 9, 2021, the Company amended its Articles of Incorporation to effect a 9 to 1 reverse stock split of the Company’s outstanding Common Stock.

As a result of the reverse stock split, every 9 shares of the Company’s outstanding Common Stock prior to the effect of that amendment was combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split. The number of authorized capital of the Company’s Common Stock and par value of the shares remained unchanged.

All share, stock option and per share information in these condensed consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

c.	Since incorporation through June 30, 2021, the Group has an accumulated deficit of approximately $10 million and its activities have been funded mainly by its shareholders. The management believes the Group’s cash and cash resources as of June 30, 2021, will allow the Group to fund its operating plan through more than 12 months from the date of issuance of these financial statements. However, the Group expects to continue to incur significant research and development and other costs related to its ongoing operations and in order to continue its future operations, the Group will need to obtain additional funding until becoming profitable.

d.	In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Group considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Group’s results of operations and financial position as of June 30, 2021. These estimates may change, as new events occur and additional information is obtained.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LEASES:

ScoutCam leases office and vehicles under operating leases. On June 30, 2021, the Group’s ROU assets and lease liabilities for operating leases totaled $385 thousand.

In December 2020, ScoutCam entered into a lease agreement for office space in Omer, Israel. The agreement is for 36 months beginning on January 1, 2021. ScoutCam holds the right to terminate the lease agreement after 24 months. In March 2021, ScoutCam entered into a lease agreement for additional office space in Omer, Israel. The agreement is until December 31, 2023. ScoutCam holds the right to terminate these agreements by December 31, 2022. Monthly lease payments under the agreements are approximately $12 thousand. Lease expenses recorded in the interim consolidated statements of operations were $49 thousand for the six months ended June 30, 2021.

Supplemental cash flow information related to operating leases was as follows:

Six months ended 30, 2021
USD in thousands
Cash payments for operating leases	49
Total lease expenses	49

As of June 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 1.52 years and a weighted average discount rate of 10%. Future lease payments under operating leases as of June 30, 2021 were as follows:

Operating leases
USD in thousands
Remainder of 2021	100
2022	183
2023	149
Total future lease payments	432
Less imputed interest	(47)
Total lease liability balance	385

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY:

Private placement:

a.	In December 2019, the Company allocated in a private issuance, a total of 379,269 units at a purchase price of USD $8.712 per unit. Each unit was comprised of two shares of common stock par value US$0.001 per share, one Warrant A (defined below) and two Warrants B (defined below). The immediate proceeds (gross) from the issuance of the units amounted to approximately USD 3.3 million.

Each Warrant A was exercisable into one share of common stock of the Company at an exercise price of USD 5.355 per share during the 12 month period following the allocation. Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 8.037 per share during the 18 month period following the allocation.

In addition, Shrem Zilberman Group Ltd. (the “Consultant”) was entitled to receive the amount representing 3% of any exercise price of each Warrant A or Warrant B that may be exercised in the future. In the event the total proceeds received as a result of exercise of Warrants will be less than $2 million at the time of their expiration, the Consultant will be required to invest $250,000 in the Company in return for shares of common stock of Company.

During 2020, 332,551 Warrants A were exercised. 46,718 unexercised Warrants A expired on December 30, 2020.

During the second quarter of 2021, 185,271 Warrants B were exercised. 573,256 unexercised Warrants B expired on June 30, 2021.

b.	On March 3, 2020, the Company issued in a private issuance a total of 108,880 units at a purchase price of USD 8.712 per unit.

Each unit was comprised of two shares of common stock par value US$0.001 per share, one Warrant A (defined below) and two Warrants B (defined below).

Each Warrant A was exercisable into one share of common stock of the Company at an exercise price of USD 5.355 per share during the 12 month period following the allocation.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 8.037 per share during the 18 month period following the allocation.

The gross proceeds from the issuance of all securities offered amounted to approximately USD 948 thousands. After deducting issuance costs, the Company received proceeds of approximately USD 909 thousand.

During 2021, all Warrants A were exercised.

c.	On May 18, 2020, the Company allocated in a private issuance a total of 229,569 units at a purchase price of USD 8.712 per unit.

Each unit was comprised of two shares of common stock par value US$0.001 per share, one Warrant A (defined below) and two Warrants B (defined below).

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of USD 5.355 per share during the 18 month period following the allocation.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 8.037 per share during the 24 month period following the allocation.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The gross proceeds from the issuance of all securities offered amounted to approximately USD 2 million. After deducting issuance costs, the Company received proceeds of approximately USD 1.9 million.

During February 2021, 37,349 Warrants A were exercised.

d.

On June 23, 2020, (the “Conversion Date”), the Company entered into and consummated a Side Letter Agreement with Medigus, whereby the parties agreed to convert, at a conversion price of $4.356, an outstanding line of credit previously extended by Medigus to the ScoutCam, which as of the Conversion Date was $381,136, into (a) 87,497 shares of the Company’s common stock, (b) warrants to purchase 43,749 shares of common stock with an exercise price of $5.355 (Warrant A), and (c) warrants to purchase 87,497 shares of common stock with an exercise price of $8.037 (Warrant B). As the conversion price represented the same unit price as in the March 2020 and May 2020 private placements, no finance expenses have been recorded in statement of operations as a result of the conversion.

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of USD 5.355 per share during the 12 months period following the allocation.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of USD 8.037 per share during the 18 months period following the allocation.

During June 2021, all Warrants A were exercised.

e.

On March 22, 2021, the Company undertook to issue to certain investors (the “Investors”) 2,469,156 units (the “Units”) in exchange for an aggregate purchase price of $20 million. Each Unit consists of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of common stock with an exercise price of USD 10.35 per share (the “Warrant March 2021” and the “Exercise Price”). Each Warrant is exercisable until the close of business on March 31, 2026.

Pursuant to the terms of the Warrant March 2021, following April 1, 2024, if the closing price of the common stock equals or exceeds 135% of the Exercise Price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the Warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the Warrants, in whole or in part, by delivering to the Investors a notice of forced exercise.

As of June 30, 2021, the Company had the following outstanding warrants to purchase common stock :

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

Medigus Warrant	December 30, 2019	December 30, 2022	(*)	298,722
Warrant B	March 3, 2020	September 3, 2021	8.037	217,727
Warrant A	May 18, 2020	November 18, 2021	5.355	192,220
Warrant B	May 18, 2020	May 18, 2022	8.037	459,137
Warrant B	June 23, 2020	December 23, 2021	8.037	87,497
Warrant March 2021	March 29, 2021	March 31, 2026	10.350	2,469,156
				3,724,459

(*)	If ScoutCam achieves an aggregate amount of $33 million in sales within the first three years immediately after the Exchange Agreement, the Company will issue to Medigus 298,722 shares of the Company’s common stock, which represents 10% of the Company’s issued and outstanding share capital as of the Exchange Agreement.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

Share-based compensation to employees, directors and service providers:

In February 2020, the Company’s Board of Directors approved the 2020 Share Incentive Plan (the “Plan”). The Plan initially included a pool of 580,890 shares of common stock for grant to Company employees, consultants, directors and other service providers. On March 15, 2020, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the Plan by an additional 64,099 shares of Common Stock. On June 22, 2020, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the Plan by an additional 401,950 shares of common stock. During the second quarter of 2021, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the Plan by an additional 777,778 shares of common stock.

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

During the six months ended June 30, 2021, the Company granted 567,687 options pursuant to the Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Six months ended June 30, 2021
Underlying value of ordinary shares ($)	7.65-10.35
Exercise price ($)	2.61-7.20
Expected volatility (%)	45.80%-47.44%
Term of the options (years)	7
Risk-free interest rate	0.78%-1.33%

The cost of the benefit embodied in the options granted during the six months ended June 30, 2021, based on their fair value as at the grant date, is estimated to be approximately $3,784 thousands. These amounts will be recognized in statements of operations over the vesting period.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

The following table summarizes stock option activity for the six months ended June 30, 2021:

	For the Six months ended June 30, 2021
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	737,049	2.61
Granted	567,687	4.09
Cancelled	(87,934)	2.61
Outstanding at end of period	1,216,802	3.30

Vested at end of period	349,095	2.61

The following table sets forth the total share-based payment expenses resulting from options granted, included in the statements of operation:

Six months ended June 30, 2021
USD in thousands

Cost of revenues	9
Research and development	165
Sales and marketing	11
General and administrative	450
Total expenses	635

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
	USD in thousands
Contract fulfillment assets	1,510	1,130
Contract liabilities	1,385	848

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2021, the total RPO amounted to $2.7 million, which the Company expects to recognize over the expected manufacturing term of the product under development.

NOTE 6 – INVENTORY:

Composed as follows:

	June 30,	December 31,
	2021	2020
	USD in thousands
Raw materials and supplies	145	45
Finished goods	-	278
Inventory write downs	-	(79)
	145	244

During the period ended June 30, 2021, no impairment occurred.

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

NOTE 8 – RELATED PARTIES

On May 30, 2019, ScoutCam Ltd. entered into an intercompany agreement with Medigus (the “Intercompany Agreement”) according to which ScoutCam Ltd. agreed to hire and retain certain services from Medigus. The agreed upon services provided under the Intercompany Agreement included: (1) lease of office space and clean room based on actual space utilized by ScoutCam Ltd. and in shared spaces according to employee ratio; (2) utilities such as electricity water, IT and communication services based on employee ratio; (3) car services, including car rental, gas usage, payment for toll roads based on 100% of expense incurred from a ScoutCam Ltd. employee car; (4) external accountant services at a price of USD 6,000 per annum; (5) directors and officers insurance at a sum of 1/3 of Medigus cost; (6) CFO services at a sum of 50% of Medigus company CFO employer cost; (7) every direct expense of ScoutCam Ltd. that is paid by Medigus in its entirety subject to approval of such direct expenses in advance; and (8) any other mutual expense that is borne by the parties according to the Respective portion of the Mutual Expense

In addition, ScoutCam Ltd.’s employees provide support services to Medigus.

On April 20, 2020, ScoutCam Ltd. entered into an amended and restated intercompany services agreement with Medigus.

Balances with related parties:

	June 30, 2021	December 31, 2020

Medigus receivable	-	47
Medigus payable	13	-

NOTE 9 – SUBSEQUENT EVENTS

1.	On August 9, 2021, the Company amended its Articles of Incorporation to effect a 9 to 1 reverse stock split of the Company’s outstanding Common Stock. As a result of the reverse stock split, which became effective on August 9, 2021, every 9 shares of the Company’s outstanding Common Stock prior to the effect of that amendment was combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split. The number of authorized capital of the Company’s Common Stock and par value of the shares remained unchanged.

All share, stock option and per share information in these condensed consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

2.	On July 27, 2021, certain of the Company’s stockholders representing more than 50% of the Company’s outstanding share capital as of July 7, 2021 approved an additional amendment to the Company’s Articles of Incorporation (the “Staggered Board Certificate of Amendment”) in order to effect the implementation of a staggered board structure.

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

Overview

The Company’s primary business activity during last few months was the completion of R&D in connection with a customer-specific project and the transition to the production stage with respect to a contract with a Fortune 500 Multinational Healthcare Corporation, while expanding the R&D team to enable additional projects in parallel. The main effect of this activity was the increase in the number of employees to enable the Company to manage the anticipated increased workload. In addition, the Company has enlarged its focus on I4.0 activities.

Other major activities were the following:

-	expanding marketing activities, including the recruitment of a Director of Business Development in the US, and launching a multi-platform digital marketing campaign;
-	extensive activity in connection with the Company’s IP, including submissions of new patent applications as well as maintenance, defense, and commercialization efforts of existing patents;
-	increased operation expenses in order to improve the current Company’s R&D capabilities;
-	increase in research and development activities, including the development of new products and the improvement of existing technology, and the examination of additional applications for our micro ScoutCam™ portfolio outside of the medical, defense and aerospace fields, including sectors such as, inter alia, automotive, industrial non-destructing-testing industries, and predictive maintenance (i.e. Industry 4.0) based on Internet of Things (IoT); and
-	investment in capital expenses to provide the necessary facilities, IT, and lab tools for our newly recruited employees and to upgrade the Company’s production and quality control capabilities.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months period ended June 30, 2021, and 2020, together with the changes in those items in dollars and as a percentage:

	Six months ended June 30,
	2021	2020	% Change
Revenues	298,000	74,000	303%
Cost of Revenues	610,000	281,000	117%
Gross Loss	(312,000)	(207,000)	51%
Research and development expenses	754,000	370,000	104%
Sales and marketing expense	293,000	188,000	56%
General and administrative expenses	2,328,000	1,680,000	39%
Operating Loss	(3,687,000)	(2,445,000)	51%

Revenues

For the six months ended June 30, 2021, we generated revenues of $298,000, an increase of $224,000 from the six months ended June 30, 2020.

The increase in revenues was primarily due to revenues from A.M. Surgical. Total revenues recorded from A.M. Surgical during the six months ended June 30, 2021 amounted to approximately $200,000. We did not record any revenue from A.M. Surgical during the six months ended June 30, 2020.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2021 was $610,000, an increase of $329,000 compared to cost of revenues of $281,000 for the six months ended June 30, 2020. The increase was primarily due to an increase in materials as a result of an increase in revenues and an increase in payroll expenses as a result of hiring additional employees as part of the transition to the production stage with respect to a contract with a Fortune 500 Multinational Healthcare Corporation.

Gross Loss

Gross loss for the six months ended June 30, 2021, was $312,000, an increase of $105,000 compared to gross loss of $207,000 for the six months ended June 30, 2020.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021 were $754,000, an increase of $384,000, or 104%, compared to $370,000 for the six months ended June 30, 2020. The increase was primarily due to (i) an increase in payroll expenses and materials and subcontractors and (ii) an increase in research and development activities, including the development of new products and the improvement of existing technology. We recently begun examining additional applications for our micro ScoutCam™ portfolio outside of the medical, defense and aerospace fields, including sectors such as, inter alia, automotive, industrial non-destructing-testing industries, and predictive maintenance (i.e. Industry 4.0) based on Internet of Things (IoT). We plan to further expand the activity in these non-medical spaces.

We expect that our research and development expenses will increase as we continue to develop our products and service and recruit additional research and development employees to the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2021, were $293,000, an increase of $105,000, or 56%, compared to $188,000 for the six months ended June 30, 2020. The increase was primarily due to an expanding marketing activity, including the recruitment of a Director of Business Development in the US, and launching a multi-platform digital marketing campaign.

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts.

General and Administrative Expenses

General and Administrative expenses for the six months ended June 30, 2021 were $2,328,000, an increase of $648,000, or 39%, compared to $1,680,000 for the six months ended June 30, 2020. The increase was primarily due to:

●	an increase in in payroll expenses due to the hiring of additional employees including a new CEO, controller and the shift in the position of the CFO from part-time to full-time;
●	An increase in IP expenses due to maintenance, defense, and commercialization efforts of existing patents.

Operating loss

We incurred an operating loss of $3,687,000 for the six months ended June 30, 2021, an increase of $1,242,000, or 51%, compared to operating loss of $2,445,000 for the six months ended June 30, 2020. The increase in operating loss was due to $105,000 increase in gross loss, $384,000 increase in research and development expenses, and $105,000 increase in sales and marketing expenses and $648,000 increase in administrative and general expenses.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Six month ended June 30,
	2021	2020
Cash used in Operating Activity	(3,054,000)	(2,277,000)
Cash used in Investing Activity	(170,000)	(221,000)
Cash provided by Financing Activity	21,622,000	2,777,000

Operating Activities

For the six months ended June 30, 2021, net cash flows used in operating activities was $3,054,000, due primarily to a net loss of $3,694,000, partially offset by share based compensation of $635,000.

Investing Activities

For the six months ended June 30, 2021, net cash flows used in investing activities was $170,000, due to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2021, net cash flows provided by financing activities was $21,622,000, due to proceeds from the issuance of shares and warrants equivalent to approximately $19,118,000 and proceeds from exercise from warrants of approximately $2,504,000.

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months period ended June 30, 2021, and 2020, together with the changes in those items in dollars and as a percentage:

	Three months ended June 30,
	2021	2020	% Change
Revenues	274,000	34,000	706%
Cost of Revenues	407,000	151,000	170%
Gross Loss	(133,000)	(117,000)	14%
Research and development expenses	421,000	115,000	266%
Sales and marketing expense	148,000	136,000	9%
General and administrative expenses	1,395,000	568,000	146%
Operating Loss	(2,097,000)	(936,000)	124%

Revenues

For the three months ended June 30, 2021, we generated revenues of $274,000, an increase of $240,000 from the three months ended June 30, 2020.

The increase in revenues was primarily due to revenues from A.M. Surgical. Total revenues recorded from A.M. Surgical during the three month ended June 30, 2021 amounted to approximately $200,000. We did not record any revenue from A.M. Surgical during the three months ended June 30, 2020.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2021, was $407,000, an increase of $256,000 compared to cost of revenues of $151,000 for the three months ended June 30, 2020. The increase was primarily due to an increase in materials as a result of an increase in revenues and an increase in payroll expenses as a result of hiring additional employees as part of the transition to the production stage with respect to a contract with a Fortune 500 Multinational Healthcare Corporation.

Gross Loss

Gross loss for the three months ended June 30, 2021, was $133,000, an increase of $16,000 compared to gross loss of $117,000 for the three months ended June 30, 2020.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 were $421,000, an increase of $306,000, or 266%, compared to $115,000 for the three months ended June 30, 2020. The increase was primarily due to (i) an increase in payroll expenses, materials and subcontractors; and (ii) an increase in research and development activities, including the development of new products and the improvement of existing technology. We recently began examining additional applications for our micro ScoutCam™ portfolio outside of the medical, defense and aerospace fields, including sectors such as automotive, industrial non-destructing-testing industries, and predictive maintenance (i.e. Industry 4.0) based on Internet of Things (IoT). We plan to further expand the activity in these non-medical spaces.

We expect that our research and development expenses will increase as we continue to develop our products and service, and recruit additional research and development employees.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2021 were $148,000, an increase of $12,000, or 9%, compared to $136,000 for the three months ended June 30, 2020.

General and Administrative Expenses

General and Administrative expenses for the three months ended June 30, 2021 were $1,395,000, an increase of $827,000, or 146%, compared to $568,000 for the three months ended June 30, 2020. The increase was primarily due to:

●	an increase in share based compensation due to new options grants as described in Note 4 of our interim condensed financial statements as of June 30, 2021;
●	an increase in in payroll expenses due to the hiring of additional employees including a new CEO and controller, and an increase due to the transition of our CFO from part-time to full-time; and
●	An increase in IP expenses due to maintenance, defense, and commercialization efforts of existing patents.

Operating loss

We incurred an operating loss of $2,097,000 for the three months ended June 30, 2021, an increase of $1,161,000, or 124%, compared to operating loss of $936,000 for the three months ended June 30, 2020. The increase in operating loss was due to $16,000 increase in gross loss, $306,000 increase in research and development expenses, and $12,000 increase in sales and marketing expenses and $827,000 increase in administrative and general expenses.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended June 30,
	2021	2020
Cash used in Operating Activity	(2,280,000)	(1,140,000)
Cash used in Investing Activity	(53,000)	(36,000)
Cash provided by Financing Activity	11,341,000	1,949,000

Operating Activities

For the three months ended June 30, 2021, net cash flows used in operating activities were $2,280,000, due primarily to a net loss of $2,088,000 and change in operating asset and liabilities of approximately $698,000, partially offset by share based compensation of $556,000.

Investing Activities

For the three months ended June 30, 2021, net cash flows used in investing activities were $53,000, due to the purchase of property and equipment.

Financing Activities

For the three months ended June 30, 2021, net cash flows provided by financing activities were $11,341,000, due to proceeds from the issuance of shares and warrants equivalent to approximately $9,618,000 and proceeds from exercise from warrants of approximately $1,723,000.

Future Funding Requirements

The Company believes that it will require additional financing in order to provide the capital it needs to achieve its growth targets.

Liquidity and Capital Resources

We generated liquidity primarily from fund raising and warrant exercises as described in Note 4 of our interim condensed financial statements as of June 30, 2021.

As of June 30, 2021, our total assets were $25,548,000. As of December 31, 2020, our total assets were $5,895,000. The increase of assets was mainly due to an increase of cash and cash equivalents due to fundraising activities and warrants exercise, as described in Note 4 of our interim condensed financial statements as of June 30, 2021.

As of June 30, 2021, our total liabilities were $3,066,000. As of December 31, 2020, our total liabilities were $1,931,000. The increase of liabilities was mainly due to an increase of accounts payables, contract liabilities and operating lease liabilities.

Since our incorporation through June 30, 2021, we incurred accumulated deficit of approximately $10 million. The management believes that our cash and cash resources as of June 30, 2021 will allow us to fund our operating plan through at least the next 12 months. However, we expect to continue to incur significant research and development expenses and other costs related to our ongoing operations; and in order to continue our future operations, we will need to obtain additional funding at least until such time that we become profitable.

Off-Balance Sheet Arrangements

None.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the information set forth in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31,2020 as filed with the SEC on March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the SEC during the recent fiscal quarter ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
3.1.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on May 29, 2013)

3.1.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2020)

3.1.3	Certificate of Amendment to the Articles of Incorporation, effective as of February 5, 2021 (incorporated by reference to Exhibit 3.1.3 to our Annual Report on Form 10-K filed with the SEC on March 31, 2021)

3.1.4*	Amended and Restated Articles of Incorporation, effective as of August 9, 2021

3.2.1	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on May 29, 2013)

3.2.2*	Amended and Restated Bylaws

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2021	SCOUTCAM INC.

	By:	/s/ Yovav Sameah
	Name:	Yovav Sameah
	Title:	Chief Executive Officer
ScoutCam Inc.

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
ScoutCam Inc.

- 27 -