Form 10-Q
period 2021-09-30
ScoutCam Inc.
filed 2021-11-15
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, the registrant had 7,121,737 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Item 1. Financial Statements

ScoutCam INC.

INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

CONSOLIDATED SCOUTCAM INC.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	19,725	3,373
Accounts receivable	19	17
Inventory	145	244
Medigus receivable	-	47
Other current assets	537	348
	20,426	4,029
NON-CURRENT ASSETS:
Contract fulfillment assets	1,634	1,130
Property and equipment, net	720	269
Operating lease right-of-use assets	406	107
Severance pay asset	416	360
	3,176	1,866

TOTAL ASSETS	23,602	5,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2021	2020
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payables	201	79
Contract liabilities	-	69
Operating lease liabilities - short term	222	60
Accrued compensation expenses	403	369
Medigus payable	25	-
Other accrued expenses	255	195
	1,106	772
NON-CURRENT LIABILITIES:
Contract liabilities	1,377	779
Operating lease liabilities - long term	184	47
Liability for severance pay	333	333
	1,894	1,159
TOTAL LIABILITIES	3,000	1,931

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 and 75,000,000 shares authorized as of September 30, 2021 and December 31, 2020, 6,929,517 and 4,084,122 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7	4
Additional paid-in capital	33,158	10,267
Accumulated deficit	(12,563)	(6,307)
TOTAL SHAREHOLDERS’ EQUITY	20,602	3,964

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	23,602	5,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020
	Unaudited
	USD in thousands (except per share data)

Revenues – Products	321	86	23	12
Cost of revenues – Products	821	434	211	153
Gross Loss	(500)	(348)	(188)	(141)
Research and development expenses	1,350	514	596	144
Sales and marketing expenses	472	302	179	114
General and administrative expenses	3,931	2,309	1,603	629
Other income	3	-	3	-
Operating loss	(6,250)	(3,473)	(2,563)	(1,028)
Financing income (expenses), net	(6)	63	1	1
Loss before taxes on income	(6,256)	(3,410)	(2,562)	(1,027)
Taxes on income	-	-	-	-
Net Loss	(6,256)	(3,410)	(2,562)	(1,027)
Net loss per ordinary share (basic and diluted, USD)	(1.05)	(1.00)	(0.37)	(0.27)
Weighted average ordinary shares (basic and diluted, in thousands)	5,968	3,414	6,930	3,752

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2021 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2021	4,084	4	10,267	(6,307)	3,964
Issuance of shares and warrants	2,469	2	19,116	-	19,118
Stock based compensation	-	-	1,317	-	1,317
Exercise of warrants	375	1	2,458	-	2,459
Round up shares due to reverse stock split	1	*	-	-	-
Net loss	-	-	-	(6,256)	(6,256)

Balance at September 30, 2021	6,929	7	33,158	(12,563)	20,602

Three Months Ended September 30, 2021 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at July 1, 2021	6,929	7	32,476	(10,001)	22,482
Stock based compensation	-	-	682	-	682
Net loss	-	-	-	(2,562)	(2,562)

Balance at September 30, 2021	6,929	7	33,158	(12,563)	20,602

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Nine Months Ended September 30, 2020 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	in thousands	USD in thousands
Balance at January 1, 2020	2,987	3	4,159	(1,640)	2,522
Issuance of shares and warrants	677	1	2,857	-	2,858
Stock based compensation	-	-	961	-	961
Conversion of a loan from Medigus	87	*	381	-	381
Net loss	-	-	-	(3,410)	(3,410)

Balance at September 30, 2020	3,751	4	8,358	(5,050)	3,312

Three Months Ended September 30, 2020 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	in thousands	USD in thousands
Balance at July 1, 2020	3,751	4	8,268	(4,023)	4,249
Stock based compensation	-	-	90	-	90
Net loss	-	-	-	(1,027)	(1,027)

Balance at September 30, 2020	3,751	4	8,358	(5,050)	3,312

*	Represents an amount less than $1 thousand

SCOUTCAM INC.

INTERIM CONDENSED CONOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(6,256)	(3,410)	(2,562)	(1,027)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	63	51	24	24
Other non-cash items	(56)	1	-	(13)
Share based compensation	1,317	927	682	90
Profit from exchange differences on cash and cash equivalents	(12)	(87)	(8)	(3)

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Accounts receivable	(2)	22	41	26
Inventory	99	(546)	-	(244)
Medigus receivable / payable	72	2	12	113
Other current assets	(170)	(199)	203	55
Accounts payable	122	146	(102)	13
Contract fulfilment assets	(504)	-	(124)	-
Contract liabilities	529	699	(8)	529
Accrued compensation expenses	34	78	(26)	42
Other accrued expenses	60	(394)	82	(38)
Net cash flows used in operating activities	(4,704)	(2,710)	(1,786)	(433)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(483)	(249)	(177)	(28)
Net cash flows used in investing activities	(483)	(249)	(177)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment to Medigus	-	(81)	-	-
Issuance expenses	(50)	-	(95)	-
Proceeds from exercise of warrants	2,459	-	-	-
Proceeds from issuance of shares and warrants	19,118	2,858	-	-
Net cash flows provided by (used in) financing activities	21,527	2,777	(95)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,340	(182)	(2,058)	(461)
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	3,373	3,245	21,775	3,608
PROFIT FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	12	87	8	3
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	19,725	3,150	19,725	3,150

Non cash activities -

	Nine months ended		Three months ended
	September 30,		September 30,
	2021	2020	2021	2020
	Unaudited
	USD in thousands
Right-of-use assets obtained in exchange for operating lease liabilities	423	90	64	61
Increase in property and equipment through a decrease in advances to suppliers	31	-	167	-
Medigus loan settled against Medigus receivable	-	41	-	-
Conversion of a loan from Medigus	-	381	-	-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.

ScoutCam Inc. (the “Company”), formerly known as Intellisense Solutions Inc., (“Intellisense”), was incorporated under the laws of the State of Nevada on March 22, 2013. The Company was initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. The Company was unable to execute its original business plan, develop significant operations or achieve commercial sales. Prior to the closing of the Securities Exchange Agreement (as defined below), the Company was a “shell company”.

ScoutCam Ltd. (“ScoutCam”), was formed in the State of Israel on January 3, 2019 as a wholly-owned subsidiary of Medigus Ltd. (“Medigus”), an Israeli company traded on the Nasdaq Capital Market, and commenced operations on March 1, 2019. Upon incorporation, ScoutCam issued to Medigus 1,000,000 Ordinary shares with no par value. On March 2019, ScoutCam issued to Medigus an additional 1,000,000 Ordinary shares with no par value.

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

As of September 30, 2021, Medigus holds approximately 28% of the Company.

“Group” – the Company together with ScoutCam.

ScoutCam is a leading provider of image-based platforms. Pioneering the use of its proprietary visualization technology, ScoutCam offers state-of-the-art solutions across a variety of Predictive Maintenance and Condition Based Monitoring markets, thus paving the way for the energy, automotive and aviation industries. ScoutCam’s solutions are based on small and highly resilient cameras, specialized AI analysis and supplementary technologies.

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

c.	Since incorporation and through September 30, 2021, the Group has an accumulated deficit of approximately $12.6 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Group’s cash and cash resources as of September 30, 2021, will allow the Group to fund its operating plan for more than 12 months from the date of issuance of these financial statements. However, the Group expects to continue to incur significant research and development and other costs related to its ongoing operations and in order to continue its future operations, the Group will need to obtain additional funding until becoming profitable.

d.	In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Group considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Group’s results of operations and financial position as of September 30, 2021. These estimates may change, as new events occur and additional information is obtained.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LEASES:

ScoutCam leases office and vehicles under operating leases. On September 30, 2021, the Group’s ROU assets and lease liabilities for operating leases totaled $406 thousand.

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

Lease expenses recorded in the interim consolidated statements of operations were $133 thousand for the nine months ended September 30, 2021.

ScoutCam subleases the part of the office space to a third party for approximately $3 thousand for month.

Supplemental cash flow information related to operating leases was as follows:

Nine months ended 30, 2021
USD in thousands
Cash payments for operating leases	133
Total lease expenses	133

As of September 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 1.53 years and a weighted average discount rate of 10%. Future lease payments under operating leases as of September 30, 2021 were as follows:

Operating leases
USD in thousands
Remainder of 2021	61
2022	223
2023	165
2024	3
Total future lease payments	452
Less imputed interest	(46)
Total lease liability balance	406

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

In addition, Shrem Zilberman Group Ltd. (the “Consultant”) was entitled to receive the amount representing 3% of any exercise price of each Warrant A or Warrant B that may be exercised in the future. In the event the total proceeds received as a result of exercise of Warrants will be less than $2 million at the time of their expiration, the Consultant will be required to invest $250,000 in the Company in return for shares of common stock of Company. As of September 30, 2021, holders of the foregoing warrants have exercised in excess of $2 million and, accordingly, the Consultant is not required to invest $250,000 in the Company.

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

On September 3, 2021 all Warrants B were expired.

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

During November 2021, 192,220 Warrants A were exercised.

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

As of September 30, 2021, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

Warrant A	May 18, 2020	November 18, 2021	5.355	192,220
Warrant B	May 18, 2020	May 18, 2022	8.037	459,137
Warrant B	June 23, 2020	December 23, 2021	8.037	87,497
Warrant March 2021	March 29, 2021	March 31, 2026	10.350	2,469,156
				3,208,010

In additional, If ScoutCam achieves an aggregate amount of $33 million in sales within the first three years immediately after the Exchange Agreement, the Company will issue to Medigus 298,722 shares of the Company’s common stock, which represents 10% of the Company’s issued and outstanding share capital as of the Exchange Agreement.

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

During the nine months ended September 30, 2021, the Company granted 583,712 options pursuant to the Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Nine months ended September 30, 2021
Underlying value of ordinary shares ($)	7.65-10.35
Exercise price ($)	2.61-7.20
Expected volatility (%)	45.80%-47.44%
Term of the options (years)	7
Risk-free interest rate (%)	0.78%-1.13%

The cost of the benefit embodied in the options granted during the nine months ended September 30, 2021, based on their fair value as at the grant date, is estimated to be approximately $3,909 thousands. These amounts will be recognized in statements of operations over the vesting period.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	For the Nine months ended September 30, 2021
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	737,049	2.62
Granted	583,712	4.05
Cancelled	(109,506)	2.82
Outstanding at end of period	1,211,255	3.28

Vested at end of period	373,332	2.61

The following table sets forth the total share-based payment expenses resulting from options granted, included in the statements of operation:

Nine months ended September 30, 2021
USD in thousands

Cost of revenues	26
Research and development	305
Sales and marketing	33
General and administrative	953
Total expenses	1,317

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	USD in thousands
Contract fulfillment assets	1,634	1,130
Contract liabilities	1,377	848

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2021, the total RPO amounted to $2.7 million, which the Company expects to recognize over the expected manufacturing term of the product under development.

NOTE 6 – INVENTORY:

Composed as follows:

	September 30, 2021	December 31, 2020
	USD in thousands
Raw materials and supplies	145	45
Finished goods	-	278
Inventory write downs	-	(79)
	145	244

During the period ended September 30, 2021, no impairment occurred.

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

In addition, ScoutCam Ltd.’s employees provide support services to Medigus.

On April 20, 2020, ScoutCam Ltd. entered into an amended and restated intercompany services agreement with Medigus.

Balances with related Medigus:

	September 30, 2021	December 31, 2020
	USD in thousands

Medigus receivable	-	47
Medigus payable	25	-

Transactions with Medigus:

	Nine months ended September 30,
	2021	2020
	USD in thousands
Cost of revenues	-	4
Research and development expenses	-	5
General and administrative expenses	37	81

NOTE 9 – VAT AUDIT

On September 30, 2021, following a VAT audit in Israel for years 2019-2021, the Company is deemed to be in debt of approximately NIS 740 thousand, (which is approximately USD 229 thousand) additional taxes. Provision of USD 229 thousand was recorded in these financial statements. The company intends to submit an objection.

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

Overview

The Company’s primary business activities during last few months were the completion of R&D in connection with a customer-specific project and the transition to the production stage with respect to a contract with a Fortune 500 Multinational Healthcare Corporation, and R&D activities in the domain of I4.0 (including Predictive Maintenance and CBM (Condition Based Monitoring) in sectors such as the Aviation, Energy and Automotive).

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

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months period ended September 30, 2021, and 2020, together with the changes in those items in dollars and as a percentage:

	Nine months ended September 30,
	2021	2020	% Change
Revenues	321,000	86,000	273%
Cost of Revenues	821,000	434,000	89%
Gross Loss	(500,000)	(348,000)	44%
Research and development expenses	1,350,000	514,000	163%
Sales and marketing expense	472,000	302,000	56%
General and administrative expenses	3,931,000	2,309,000	70%
Other income	3,000	-	-
Operating Loss	(6,250,000)	(3,473,000)	80%

Revenues

For the nine months ended September 30, 2021, we generated revenues of $321,000, an increase of $235,000 from the nine months ended September 30, 2020.

The increase in revenues was primarily due to revenues from A.M. Surgical. Total revenues recorded from A.M. Surgical during the nine months ended September 30, 2021 amounted to approximately $200,000. We did not record any revenue from A.M. Surgical during the nine months ended September 30, 2020.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2021 was $821,000, an increase of $387,000 compared to cost of revenues of $434,000 for the nine months ended September 30, 2020. The increase was primarily due to an increase in materials as a result of an increase in revenues and an increase in payroll expenses as a result of hiring additional employees as part of the transition to the production stage with respect to a contract with a Fortune 500 Multinational Healthcare Corporation.

Gross Loss

Gross loss for the nine months ended September 30, 2021, was $500,000, an increase of $152,000 compared to gross loss of $348,000 for the nine months ended September 30, 2020.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 were $1,350,000, an increase of $836,000, or 163%, compared to $514,000 for the nine months ended September 30, 2020. The increase was primarily due to (i) an increase in payroll expenses and materials and subcontractors and (ii) an increase in research and development activities, including the development of new products and the improvement of existing technology. We recently begun examining additional applications for our micro ScoutCam™ portfolio outside of the medical, defense and aerospace fields, including sectors such as, inter alia, automotive, industrial non-destructing-testing industries, and predictive maintenance (i.e. Industry 4.0) based on Internet of Things (IoT). We plan to further expand the activity in these non-medical spaces.

We expect that our research and development expenses will increase as we continue to develop our products and service and recruit additional research and development employees to the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2021, were $472,000, an increase of $170,000, or 56%, compared to $302,000 for the nine months ended September 30, 2020. The increase was primarily due to an expanding marketing activity, including the recruitment of a Director of Business Development in the US, and launching a multi-platform digital marketing campaign.

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts.

General and Administrative Expenses

General and Administrative expenses for the nine months ended September 30, 2021 were $3,931,000, an increase of $1,622,000, or 70%, compared to $2,309,000 for the nine months ended September 30, 2020. The increase was primarily due to:

●	an increase of $616,000 in IP expenses due to maintenance, defense, and commercialization efforts of existing patents;
●	the provision of $229,000 due to VAT audit as described in Note 9 of our interim condensed financial statements as of September 30, 2021;
●	an increase of $151,000 in share based compensation due to new option grants as described in Note 4 of our interim condensed financial statements as of September 30, 2021;
●	an increase in in payroll expenses due to the hiring of additional employees including a new CEO, controller and the shift in the position of the CFO from part-time to full-time;
●	an increase in professional services expenses due to the hiring of a financial consultant, HR consultant, the appointment of new directors and additional hires;

Operating loss

We incurred an operating loss of $6,250,000 for the nine months ended September 30, 2021, an increase of $2,777,000, or 80%, compared to operating loss of $3,473,000 for the nine months ended September 30, 2020. The increase in operating loss was due to $152,000 increase in gross loss, $836,000 increase in research and development expenses, and $170,000 increase in sales and marketing expenses and $1,622,000 increase in administrative and general expenses offset by $3,000 income from a sublease.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Nine month ended September 30,
	2021	2020
Cash used in Operating Activity	(4,704,000)	(2,710,000)
Cash used in Investing Activity	(483,000)	(249,000)
Cash provided by Financing Activity	21,527,000	2,777,000

Operating Activities

For the nine months ended September 30, 2021, net cash flows used in operating activities was $4,704,000, due primarily to a net loss of $6,256,000, $504,000 increase in contract fulfilment assets partially offset by share based compensation of $1,317,000 and $529,000 increase in contract liabilities.

Investing Activities

For the nine months ended September 30, 2021, net cash flows used in investing activities was $483,000, due to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2021, net cash flows provided by financing activities was $21,527,000, due primarily to proceeds from the issuance of shares and warrants equivalent to approximately $19,118,000 and proceeds from exercise from warrants of approximately $2,459,000.

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months period ended September 30, 2021, and 2020, together with the changes in those items in dollars and as a percentage:

	Three months ended September 30,
	2021	2020	% Change
Revenues	23,000	12,000	92%
Cost of Revenues	211,000	153,000	38%
Gross Loss	(188,000)	(141,000)	33%
Research and development expenses	596,000	144,000	314%
Sales and marketing expense	179,000	114,000	57%
General and administrative expenses	1,603,000	629,000	155%
Other income	3,000	-	%
Operating Loss	(2,563,000)	(1,028,000)	149%

Revenues

For the three months ended September 30, 2021, we generated revenues of $23,000, an increase of $11,000 from the three months ended September 30, 2020.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2021, was $211,000, an increase of $58,000 compared to cost of revenues of $153,000 for the three months ended September 30, 2020. The increase was primarily due to an increase in materials as a result of an increase in revenues and an increase in payroll expenses as a result of hiring additional employees as part of the transition to the production stage with respect to a contract with a Fortune 500 Multinational Healthcare Corporation.

Gross Loss

Gross loss for the three months ended September 30, 2021, was $188,000, an increase of $47,000 compared to gross loss of $141,000 for the three months ended September 30, 2020.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 were $596,000, an increase of $452,000, or 314%, compared to $144,000 for the three months ended September 30, 2020. The increase was primarily due to (i) an increase in payroll expenses, including increase in share based compensation (ii) materials and subcontractors; and (iii) an increase in research and development activities, including the development of new products and the improvement of existing technology. We recently began examining additional applications for our micro ScoutCam™ portfolio outside of the medical, defense and aerospace fields, including sectors such as automotive, industrial non-destructing-testing industries, and predictive maintenance (i.e. Industry 4.0) based on Internet of Things (IoT). We plan to further expand the activity in these non-medical spaces.

We expect that our research and development expenses will increase as we continue to develop our products and service, and recruit additional research and development employees.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2021 were $179,000, an increase of $65,000, or 57%, compared to $114,000 for the three months ended September 30, 2020. The increase was primarily due to expanded marketing activity, including the launching of a multi-platform digital marketing campaign.

General and Administrative Expenses

General and Administrative expenses for the three months ended September 30, 2021 were $1,603,000, an increase of $974,000, or 155%, compared to $629,000 for the three months ended September 30, 2020. The increase was primarily due to:

●	an increase in in payroll expenses due to the hiring of additional employees including a new CEO, controller and the shift in the position of the CFO from part-time to full-time;
●	an increase of $418,000 in share based compensation due to new option grants as described in Note 4 of our interim condensed financial statements as of September 30, 2021;
●	the provision of $229,000 due to VAT audit as described in Note 9 of our interim condensed financial statements as of September 30, 2021.
●	an increase in IP expenses due to maintenance, defense, and commercialization efforts of existing patents;
●	an increase in professional services expenses due to the hiring of a financial consultant, HR consultant, the appointment of new directors and additional hires;

Operating loss

We incurred an operating loss of $2,563,000 for the three months ended September 30, 2021, an increase of $1,535,000, or 149%, compared to operating loss of $1,028,000 for the three months ended September 30, 2020. The increase in operating loss was due to $47,000 increase in gross loss, $452,000 increase in research and development expenses, and $65,000 increase in sales and marketing expenses and $974,000 increase in administrative and general expenses offset by $3,000 income from a sublease

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended September 30,
	2021	2020
Cash used in Operating Activity	(1,786,000)	(433,000)
Cash used in Investing Activity	(177,000)	(28,000)
Cash used in Financing Activity	(95,000)	-

Operating Activities

For the three months ended September 30, 2021, net cash flows used in operating activities were $1,786,000, due primarily to a net loss of $2,562,000 partially offset by share based compensation of $682,000.

Investing Activities

For the three months ended September 30, 2021, net cash flows used in investing activities were $177,000 due to the purchase of property and equipment.

Future Funding Requirements

The Company believes that it will require additional financing in order to provide the capital it needs to achieve its growth targets.

Liquidity and Capital Resources

We generated liquidity primarily from fund raising and warrant exercises as described in Note 4 of our interim condensed financial statements as of September 30, 2021.

As of September 30, 2021, our total assets were $23,602,000. As of December 31, 2020, our total assets were $5,895,000. The increase of assets was mainly due to an increase of cash and cash equivalents due to fundraising activities and warrants exercise, as described in Note 4 of our interim condensed financial statements as of September 30, 2021.

As of September 30, 2021, our total liabilities were $3,000,000. As of December 31, 2020, our total liabilities were $1,931,000. The increase of liabilities was mainly due to an increase of accounts payables, contract liabilities and operating lease liabilities.

Since our incorporation through September 30, 2021, we incurred accumulated deficit of approximately $12.6 million. The management believes that our cash and cash resources as of September 30, 2021 will allow us to fund our operating plan through at least the next 12 months. However, we expect to continue to incur significant research and development expenses and other costs related to our ongoing operations; and in order to continue our future operations, we will need to obtain additional funding at least until such time that we become profitable.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the SEC during the recent fiscal quarter ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
3.1.1	Amended and Restated Articles of Incorporation, effective as of August 9, 2021 (incorporated by reference to Exhibit 3.1.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021)

3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 15, 2021	SCOUTCAM INC.

	By:	/s/ Yovav Sameah
	Name:	Yovav Sameah
	Title:	Chief Executive Officer
ScoutCam Inc.

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
ScoutCam Inc.

- 27 -