Form 10-K
period 2021-12-31
ScoutCam Inc.
filed 2022-03-30
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-188920

SCOUTCAM INC.

(Exact name of registrant as specified in its charter)

Nevada	47-4257143
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 7A and 3B, Industrial Park, P.O. Box 3030

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, based on the price at which the common equity was last sold on the OTCQB Market on such date, was $25.89 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 28, 2022, there were 7,121,737 shares of the registrant’s common stock outstanding.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors including, but not limited to:

●	our financial performance, including our history of operating losses;

●	our ability to obtain additional funding to continue our operations;

●	our ability to successfully develop and commercialize our products;

●	changes in the regulatory environments of the United States and other countries in which we intend to operate;

●	our ability to attract and retain key management and marketing personnel;

●	competition from new market entrants; and

●	our ability to identify and pursue development of additional products.

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

On August 9, 2021, we effected a one-for-nine reverse stock split of our common stock pursuant to which holders of our Common Stock received one share of our common stock for every nine shares of common stock held. Unless the context expressly dictates otherwise, all references to share and per share amounts referred in this Annual Report reflect the reverse stock split.

Part I

Item 1. Business

Overview

We are engaged in the development, production and marketing of innovative visual solutions composed of imaging equipment, cloud and software based image processing (artificial intelligence (AI), machine learning (ML), and additional algorithm methodologies). Some of our products that utilize our micro ScoutCam™ technology are used in medical procedures as well as various applications in other industries. Our current business model is a business-to-business (B2B) approach in which we seek to identify target businesses interested in integrating our micro ScoutCam™ technology, or commissioning individual projects using our technology. We derive a substantial portion of our revenue from applications of our micro ScoutCam™ technology within the medical, defense and aerospace fields. We have recently begun examining additional applications for our visual solutions portfolio (composed of image acquisition, data collection and storage and image processing), including Predictive Maintenance (PdM) and Condition Based Monitoring (CBM), as well as additional industry sectors such as aviation, automotive, industrial non-destructing-testing industries energy and maritime (we refer to these applications and sectors as I4.0) We plan to further expand our activity in these non-medical spaces.

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

On September 16, 2019, Intellisense and Medigus Ltd., an Israeli company traded on the Nasdaq Capital Market, entered into an Exchange Agreement (as defined herein). For additional information about the Exchange Agreement, refer to – “ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” below.

On December 30, 2019, we acquired ScoutCam Ltd. As a result of our acquisition of ScoutCam Ltd., we now own all of ScoutCam Ltd.’s issued and outstanding share capital and have integrated and adopted ScoutCam Ltd.’s business into our Company as our primary business activity.

ScoutCam Ltd. was formed in the State of Israel on January 3, 2019 as a wholly-owned subsidiary of Medigus and commenced operations on March 1, 2019. ScoutCam Ltd. was incorporated as part of a reorganization of Medigus, which was designed to distinguish ScoutCam Ltd.’s miniaturized imaging business, or the micro ScoutCam™ portfolio, from Medigus’ other operations and to enable Medigus to form a separate business unit with dedicated resources focused on the promotion of such technology. On December 1, 2019, Medigus and ScoutCam Ltd. consummated a certain Amended and Restated Asset Transfer Agreement, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business. For additional information about the Amended and Restated Asset Transfer Agreement, refer to – “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” below. On May 18, 2020, in connection with the Arkin Transaction (as defined below), the Company and Medigus entered into a certain Side Letter Agreement (the “Letter Agreement”), whereby the parties agreed to amend certain terms of the Amended and Restated Asset Transfer Agreement and the License Agreement. For additional information about the Letter Agreement, refer to – “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” below.

On April 20, 2020, ScoutCam Ltd. entered into an Amended and Restated Intercompany Services Agreement with Medigus (the “Intercompany Services Agreement”), which effectively amended and restated an intercompany services agreement dated May 30, 2019. For additional information about the Intercompany Services Agreement, refer to – “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” below.

Sales and Marketing

Our vision is to improve the performance of organizations by offering prestigious tools that enhance the visual technological capabilities and maximize AI analysis capabilities for companies across a variety of industries. Our mission is to become a global leader providing innovative, off-the-shelf and custom-tailored visualization and analysis solutions to organizations across a variety of industries based on highly resistant cameras and supplementary technologies. We are currently focused on custom-tailored solutions, and as a result have a very limited offering of off-the-shelf products, which are used mainly as models for new uses of our technology and capabilities rather than as a major source of revenue. Moreover, as we focus only on the visualization apparatus and supporting components, including for example a small camera (that consists of a miniature Complementary Metal Oxide Semiconductor or CMOS video sensor, optics, filters, electronics, housing and cables), illumination, cleaning methods (e.g., irrigation), and/or a mechanical structure based on the customer’s needs, in most cases our products are components of the customer’s end-user products rather than independent end-user products.

Certain illustrative examples of our component parts that have been previously integrated into our clients’ end-user products include:

The Company’s micro ScoutCam™ 6.5 Lum, pictured above, was integrated into a NASA-commissioned project, and as a result it became the first micro camera utilized in orbit when it was successfully operated outside the International Space Station in May 2015.

Pictured above is a single-use visualization solution that was developed and sold to A.M. Surgical, which was designed to replace expensive and bulky reusable endoscopes used in carpal tunnel surgery by their Stratos surgical device. We prepared both wired and wireless versions. Our wireless device was cleared for marketing by the US Food and Drug Administration (FDA) and is compliant with FCC regulations.

Our business model in the medical domain includes engaging companies seeking to add video visualization to their existing or new product(s) or considering the development of new products that include micro video visualization. Accordingly, our customer base is exclusively comprised of businesses, and therefore we are entirely removed from marketing, manufacturing, selling and distributing end-user products to consumers. Our engagement with businesses is ordinarily conducted in two phases. During the first phase, we conduct the research and development that is required in order to specify, design, develop, and produce the designated visualization apparatus, all for an agreed-upon compensation amount (e.g., a non-recurrent engineering fee). During the second phase, we manufacture the apparatus and sell it to the customer for an agreed-upon transfer price. In some cases, by customer request, we offer complete ‘turn-key’ contracts in which we are responsible for most or all product phases, from the specifications phase to the provision of completed components or products that are packaged and ready for sale. In such cases, we may conduct necessary regulatory tests and handle required regulatory approvals. In addition, we may also be responsible, as necessary, for packaging, sterilization, labeling, and shipment.

In the I4.0 domain, which target PdM and CBM applications, we intend to engage with companies who wish to increase the monitoring capabilities of different elements of a device using our visual monitoring solutions (these include build of image acquisition, data collection and storage, and image processing capabilities based on AI, ML and additional algorithm concepts). Based on our product portfolio with customized solutions as needed, this will allow our customers to receive alerts on anomalies and failures as they are occur on the monitored component, analyze and track trends and development of the anomaly and predict any impending failure of the component as a result of such anomaly over time and usage.

As a result, we expect customers to benefit from a reduction in downtime of their monitored equipment, using the prediction capabilities of the platform to efficiently plan maintenance work on future faulty components. Another outcome we expect is more cost effective management of resources, since components will only need to be replaced as a result of their actual condition rather than a strict maintenance schedule.

The use of an image based platform in the fields of PdM and CBM provides richer and more informative data and insights not available with traditional sensing methods. Together with the AI and ML models customized for the relevant use cases, we expect this will provide customers with a clearer view of the status of their equipment, increasing revenues by saving on direct expenses and increasing the uptime of their equipment.

Our customers include technology-based companies and organizations, which are mainly large, well-established, international corporations. Larger corporations provide financial stability, large purchased quantities, recurring revenue, and valid forecasts for extended durations. In addition, we engage customers from various industries, such as biomedical, aerospace, energy, transportation, certain sensitive or classified industries, security and defense, and research.

In order to locate and secure new customers we employ both active and passive marketing strategies. As part of our active approach, we employ three business development managers, in addition to other consultants, who analyze target industries and assess whether visualization solutions may add value to companies operating in those industries. Once we have identified a potentially relevant industry, we approach a variety of target companies and market the benefits of integrating our visualization solutions into their products. In addition, in order to assist us in identifying such industries and target companies, we consult with subject matter experts from various industries.

In addition to the active marketing strategy described above, we also employ a multitude of other marketing channels in order to increase the exposure of our services to relevant industries. These marketing channels include advertising, participating in relevant tradeshows and conferences, web-marketing, which includes a well maintained Company website, Search Engine Optimization (SEO), social media presence, distribution of press-releases in target countries, as well as conventional marketing means, including brochures and presentations. Additionally, we issue industry-specific marketing materials that are tailored to highlight the relevant features of our technology to a specific target industry.

Our marketing measures may include, but are not limited to, the following:

●	engaging third party companies as territorial representatives in key markets;

●	initiating business engagements based on leads received through our website, through active web based tools for lead generation, or via other methods or means;

●	conducting initial technical scopes and discussions together with such prospects in order to evaluate the feasibility of their contemplated projects;

●	maintaining an updated and detailed website presenting our core competency, solutions, use cases and proven track record;

●	promoting our website in different search engines and other digital forums through SEO campaigning as well as other proactive digital marketing measures;

●	employing certain social media platforms for campaigning and advertising;

●	reconnecting with our large database, which includes a multitude of past prospects;

●	developing and refining marketing communications materials, including digital and printed brochures; and

●	participating in major vision technology exhibitions as well as industry specific events.

In addition to our business development efforts that are mainly based on currently existing or future customer needs, we aim to identify new market opportunities. These efforts include systematical analysis of industrial fields as well as medical fields and procedures in order to identify where visualization solutions, including image analysis, might benefit and attract value. When a potential opportunity is identified, we protect our rights by establishing relevant intellectual property safeguards, develop various prototypes that may be relevant for the specific application and engage key opinion leaders in that field to validate the feasibility of our solutions. In the medical domain, given that we are not a business-to-consumer, or B2C, company, our business model does not include commercialization of end-user products; nevertheless, we seek to partner with relevant companies to convert our innovative prototypes into market-ready products, complete the required regulatory clearances, and commercialize them based on revenue share models. Regarding the I4.0 domain, we are in the process of transforming our products and projects into market ready solutions, aiming to commercialize our platform as part of a SaaS model offering with multi-year contracts which include required hardware, software, cloud service and ongoing support and maintenance.

Regarding project based solutions, we have certain internal procedures in place once a potential customer is identified which help provide a roadmap for the ensuing working relationship. Prior to any formal engagement with a potential customer, two of our departments – business development and R&D – work in parallel to define an understanding with the customer that will ordinarily incorporate two phases: (a) an R&D phase, during which the R&D team develops a custom-tailored visualization component that synthesizes our technology and skill with the customer’s stated requirements, specifications, and business constraints, and which phase generally includes a formal agreement with respect to a Non-Recurrent Engineering (NRE) fee that is typically payable according to a pre-defined set of milestones; and (b) a production phase, during which we manufacture and supply the component parts for an agreed upon transfer price.

Over the years, we have offered and implemented tailor-made pricing schemes that allows us to separately price services rendered during the previously described first phase. Pricing of this first phase is typically prepared by the engineering team, which provides an assessment of the anticipated costs associated with the R&D of the project, which price will depend on a given customer’s specifications and project vision. Such costs may include, inter alia, engineering labor, any contracts with sub-contractors, tooling, off-the-shelf and newly designed components, materials, prototypes production, testing, management overhead, and travel costs. Once we have completed our cost estimation for the R&D phase, we issue a quote for such services to the customer.

In order to develop a transfer price in connection with the aforementioned second phase, the expected Bill-Of Material (BOM) and Cost-Of-Good Sold (COGS) are established and we develop a quotation accordingly. Often times there are certain modifications to the original project outlined and agreed upon in the R&D phase, which might necessitate an increase or decrease to the pricing of the overall project. For that reason, we tend to include a certain margin of flexibility in the final target transfer price. In addition, we usually link the end transfer price with both annual and per-order Minimum Order Quantities (MOQ), in order to reflect the actual production quantity of the COGS as well as to commercially incentivize the customer to order larger quantities.

Both the negotiation process and the contract drafting are usually done in collaboration with the customer, such that both sides can verify throughout the process that the final agreement meets their technological and business expectations. Furthermore, we seek to maintain close contact with the customer throughout the two phases of our engagement, including for example, by way of teleconferences, virtual and actual meetings, document exchanges, on-site visits, and reporting of any completion of predefined milestones.

Regarding our off the shelf products, the NRE phase in project based commercial interactions is not relevant, and the pricing model is set up front based on the cost, margin and value that the product creates.

Our Customers

Currently, we have one major customer that is expected to generate most of our forecasted revenue in the near term: a large international bio-med company that is developing a visualization component for its minimally-invasive surgical device. In addition to the foregoing material customer, we are engaged in initial negotiations with multiple potential customers operating in a variety of sectors, including biomedical, aerospace, aviation, automotive, energy, military and security, and others. In the I4.0 segment, aviation industries (both manned and unmanned) are currently the source of our greatest level of interest, with recent growing interest coming from the transportation (specifically railway) and energy (specifically wind turbine) sectors. We are pursuing these potential engagements with the goal of securing proof of concepts and launching commercial pilots that may then materialize into multi-year production contracts. We are in various stages of engagement with a variety of customers in all the above mentioned industries.

In the biomedical space, for example, we generally seek to partner with medical device and pharmaceutical companies that develop endoscopes with or without additional functionality. This variation allows the endoscope to be introduced into anatomical parts that were previously (prior to adopting ScoutCam’s visualization solution) not accessible within the video-endoscope space either because of outer diameter limitations and/or price. To this end, we focus on single-use products that accommodate the global trend to transition from expensive, multi-use products that require a thorough cleaning protocol, but which cannot be sterilized, to single-use products.

Lastly, we have recently mobilized efforts to market the possibility of employing our visualization technology and solutions for the purposes of monitoring sensitive mechanical structures and elements in the aviation sector, engaging on a pilot basis with the Israeli Air Force regarding their helicopters and unmanned aerial vehicles and with several defense companies. Such an application complements global market trends associated with Industry 4.0 and Internet of Things, in which machines are programmed to test themselves and their production output, which then automatically alerts the processor of any potential problems at the outset of an endeavor.

Competition

There are currently several companies that offer small cameras, including, but not limited to, Opcom, Fujikura-Picoramedic, Awaiba, Fisba, and Misumi. Unlike these competitors, we offer customized solutions, which include additional components as needed. Other companies, such as IntraVu, Medit, and SPI Engineering, offer complete, small diameter, off-the shelf endoscopes/borescopes. Our focus, however, is on customizing and integrating our solutions into a given customer’s device. Certain companies, such as Enable, Myriad Fiber Imaging Tech., Inc., and Precision Optics, act as our direct competitors, since they offer similar services to those that we offer.

In addition, there are currently many companies that develop and provide monitoring solutions for PdM and CBM. These monitoring solutions can be the sensor itself, data collection and storage, AI processing, or a combination of these capabilities. The CBM and PdM solutions are usually based on traditional sensing solutions such as vibration, temperature, and acoustic sensors. Based on our research and discussions with customers, we believe these traditional sensing methods are limited in their ability to provide an in depth view of the condition of the monitored components and usually alert on the occurrence of an anomaly when component failure has already occurred, which is too late in some cases. From the AI perspective, there are several vendors providing off-the-shelf AI capabilities which then require customization per market, use case, and/or data source. Our more holistic approach and reliance on image based solutions creates richer and more informative data, leveraged by AI and ML algorithms, enabling our customers to deploy predictive maintenance programs.

Proprietary Rights and Technology

As we develop customized components and/or products per market needs or per specific customer requirements, our various projects are constantly in different stages of development, including: planning, early R&D for a proof of concept, R&D for a prototype, final product/component development, engineering necessary for a production-ready version, and production of initial batches.

We currently own a total of six patent families which we consider material to our business and operating success. Our intellectual property rights include patents and patent applications that were transferred to us by Medigus as part of the Addendum No. 1 to Amended and Restated Asset Transfer Agreement (the “Addendum”), the License Agreement and the Letter Agreement, additional patent assets developed by ScoutCam and an asset assigned to us from a third party. For additional information about the License Agreement refer to – “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” below. Under the Addendum, and subject to certain limitations as further set forth therein, Medigus transferred to us the following material patent families in exchange for a license in connection with the marketing and sale of the Medigus Ultrasonic Surgical Endostapler:

● Patent family related to Integrated Endoscope Irrigation: this patent family relates to our ability to develop visualization components and endoscopes, which include irrigation with a smaller outer diameter by saving the space of the tube that is required to lead the fluids in a conventional manner. This patent has been granted in Canada, Europe (validated in Germany, Spain, France, Great Britain and Italy), Israel, Japan (original and divisional), and the United States, and has an allowed continuation patent application and an additional pending continuation in the United States. The expiration date for this patent in the United States is December 3, 2033, and in each of the other aforementioned jurisdictions is February 28, 2033;

● Patent family related to Small Diameter Video Camera Heads and Medical Devices and Visualization Probes containing them: this patent family relates to our ability to develop cameras, visualization components, and medical devices with a small diameter, thus enabling the insertion of the camera into smaller cavities or leaving more space in the device for the use and application of other functions, such as a working channel. This patent has been granted in Japan, Korea, Israel, the United States (2 patents, original and continuation in part), and Europe (3 patents, original and 2 divisionals, currently under opposition proceedings, validated in Germany, France, Great Britain, and Italy) and also has patent assets pending an opposition appeal in Europe. The expiration dates for these patents in the United States are April 5, 2032 and March 10, 2031, and in each of the other aforementioned jurisdictions September 16, 2030.

As a result of oppositional proceedings initiated by a third party in 2018, the Opposition Division of the EU Patent Office decided in 2019 to revoke two of the three European patents (EP 2.478.693 and EP 2.621.159) and in 2021 to maintain the third patent (EP 2.621.158). Following appeals by Company and the third party of the 2019 and 2021 decisions, respectively, the Opposition Division of the EU Patent Office is expected to hear and decide these matters in late 2022 or early 2023; and

● Patent family related to Camera Head: this patent family relates to our ability to develop cameras, visualization components, and endoscopes with a smaller total outer diameter, by reducing the outer diameter of the electronic board on which the sensor is mounted, thus enabling the insertion of the camera into smaller cavities or leaving more space in the device for the use and application of other functions, such as a working channel. This patent has been granted in Israel and the United States, and is pending approval in Canada, Europe, Japan (original and divisional applications), and a continuation in part patent application in the United States. The expiration date for this patent in Israel is June 11, 2035, and in each of the other aforementioned jurisdictions is June 9, 2036.

In addition, our intellectual property rights further include the following material patent applications filed by ScoutCam:

● Patent family related to Miniature Precision Medical Device: these pending patent applications relate to our ability to develop a miniature precision medical device comprising an endoscope with at least one camera, where at least one sensor of one camera is distally located at a tip of a shaft of the endoscope. Surrounding or next to the sensor, such shaft has sufficient space to accommodate at least one accessory such as, for example, illumination source, irrigation tool, or suctioning tool. This patent family has pending patent application in the United States and its expected expiry dates, if issued, will be in 2039-2040.

● Patent family related to Medical Ophthalmic Device: this patent family is related to a tool comprising a hand piece having a flattened cannulated tip that is adapted to receive flow from a pumping unit, in order to generate a jet of fluid suitable for procedures such as “hydro-dissecting” cells in the eye. According to a representation of the invention, the tool comprises a visualization probe with at least one camera, wherein the sensor of the camera is distally located at the tip of the tool to be inserted into the eye for imaging from within the eye. This patent family is pending in China, Europe, Japan, Korea, and the United States. The patent application’s expected expiry dates, if issued, will be in 2039-2040.

● Patent family related to AI-Based and/or Electronic-Controlled Miniature Camera Sensor and Detector System this patent family relates to sensor and detector systems for the development of very small size and resilient visualization capabilities. Such systems can be used in extreme conditions and/or in conjunction with diagnostic software/hardware tools to display and analyze changes in critical images that could not have been displayed or analyzed using existing systems. This patent family includes a pending Patent Cooperation Treaty patent application. If ultimately issued by the United States Patent and Trademark Office, such patent would be expected to expire in early 2042.

Employment

We currently have approximately 35 full-time (or near full-time) employees. This number is expected to grow. We may recruit additional employees to the R&D team.

Research and Development

Our R&D organization is responsible for the design, development, testing, and delivery of new technologies, features, products, and integrations of our component parts. Research and development employees are located primarily in our principal corporate office on Omer, Israel. We currently have approximately 14 employees in our research and development organization. We intend to continue to invest in our research and development capabilities.

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

Given that we do not manufacture or distribute end-user products to the medical sector, and instead service businesses pursuant to a B2B model, we are subject to far fewer regulatory standards commonly associated with medical device manufacturers or distributors. We develop and manufacture components for other companies, and therefore our involvement in the regulatory submission demands comparatively less responsibility This notwithstanding, we are careful to communicate with the business customer in order to identify certain regulatory dimensions inherent to the project, to which we should pay additional attention. For example, when a component of ours is integrated into a business’s end-user product, such as for the purpose of touching human tissue, we develop and manufacture our parts and components while taking into account certain applicable regulatory standards. These standards might include, inter alia, relevant FDA regulations (e.g. CFR 21 part 820, the medical device reporting requirements (MDR), among others) as well as ISO regulations (e.g. ISO 14644-1, specifically in connection with cleanrooms and associated controlled environments, among other items, or ISO 10993, in connection with the biological evaluation of medical devices). Furthermore, we prioritize our team’s compliance with the Restriction of Hazardous Substances Directives (RoHS) and REACH (EC 1907/2006).

Similarly, if a component part of ours is incorporated into an electronic device for the purpose of being used inside a human body, we ensure compliance with certain FDA requirements as well as IEC 60601 for safety and Electrostatic discharge, including the heating of parts at more than 42 degrees Celsius, as well as a variety of additional technical standards designed for the safety and essential performance of medical electrical equipment. Moreover, we perform risk management assessments in accordance with EN ISO 14971:2019 and ISO/TR 24971:2020.

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

Since we are targeting to sell our products to customers in the aviation sector, we are in the process of implementing the AS9100D Standard to comply with aerospace industry requirements. Once achieved, this standard will allow us to operate with an aerospace compatible quality management system.

Israeli Government Programs

As a result of certain agreements between Medigus and ScoutCam Ltd. (for additional information about these agreements refer to – “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” below) the Israel Innovation Authority, or the IIA, approved a transfer of IIA know-how developed by Medigus in the framework of the Bio Medical Photonic Consortium, or the Medigus Consortium, to ScoutCam Ltd.

Accordingly, all rights and obligations with regard to the IIA under the Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, or the Innovation Law, in connection with such know-how now apply to ScoutCam Ltd.

The following are details regarding the rights and obligations within the framework of ScoutCam Ltd.’s activity in the Medigus Consortium, which continue to apply to ScoutCam Ltd. notwithstanding the termination of the Medigus Consortium:

(i)	The property rights to information which has been developed belongs to the Medigus Consortium member that developed it. However, the developing entity is obligated to provide the other members in the Medigus Consortium a license for the use of the new information, without consideration, provided that the other members do not transfer such information to any entity which is not a member of the Medigus Consortium. The provision of a license or of the right to use the new information to a third party is subject to approval by the administration of the MAGNET Program at the IIA;
(ii)	The Medigus Consortium member is entitled to register a patent for the new information which has been developed by it within the framework of its activity in the Medigus Consortium. The foregoing registration does not require approval from the administration of the MAGNET Program at the IIA; and
(iii)	The know-how and technology developed under the program is subject to the restrictions set forth under the Innovation Law, including restrictions on the transfer of such know-how and any manufacturing rights with respect thereto, without first obtaining the approval of the IIA. Such approval may entail additional payments to the IIA, as determined under the Innovation Law and regulations.

Obligations relevant to us under the Innovation Law include the following:

●

Local Manufacturing Obligation. The terms of the grants under the Innovation Law require that we manufacture the products developed with these grants in Israel. Under the regulations promulgated under the Innovation Law, the products may be manufactured outside Israel by us or by another entity only if prior approval is received from the IIA (such approval is not required for the transfer of less than 10% of the manufacturing capacity in the aggregate, in which case a notice should be provided to the IIA). In general, due to manufacturing outside Israel, with respect to royalties bearing grants we would be required to pay royalties at an increased rate, usually 1% in addition to the standard rate and increased royalties cap (between 120% and 300% of the grants, depending on the manufacturing volume that is performed outside Israel).

●

Know-How Transfer Limitation. The Innovation Law restricts the ability to transfer, in any manner, know-how funded directly or indirectly by the IIA (sale of products is not prohibited), unless the IIA approves doing so and subject to the terms of the Innovation Law and of the IIA’s approval.

Among other things, transfer of IIA funded know-how outside of Israel requires prior approval of IIA and in certain circumstances is subject to certain payments to the IIA, calculated according to a formula provided under the Innovation Law. If we wish to transfer IIA funded know-how outside of Israel, the terms for approval will be determined according to the character of the transaction and the consideration paid to us for such transfer. The IIA approval to transfer know-how created, in whole or in part, in connection with a IIA-funded project to third party outside Israel where the transferring company remains an operating Israeli entity is subject to payment of a redemption fee to the IIA calculated according to a formula provided under the Innovation Law that is based, in general, on the ratio between the aggregate IIA grants to the company’s aggregate investments in the project that was funded by these IIA grants, multiplied by the transaction consideration, considering statutory depreciation and less royalties already paid to the IIA. The transfer of such know-how to a party outside Israel where the transferring company ceases to exist as an Israeli entity is subject to a redemption fee formula that is based, in general, on the ratio between aggregate IIA grants received by the company and the company’s aggregate research and development expenses, multiplied by the transaction consideration considering statutory depreciation and less royalties already paid to the IIA. The regulations promulgated under the Innovation Law establish a maximum payment of the redemption fee paid to the IIA under the above mentioned formulas and differentiates between two situations: (i) in the event that the company transfers its IIA funded know-how, in whole or in part, or is sold as part of an M&A transaction, and subsequently ceases to conduct business in Israel, the maximum redemption fee under the above mentioned formulas will be no more than six times the amount received (plus annual interest) for the applicable know-how being transferred, or the entire amount received from the IIA, as applicable; (ii) in the event that following the transactions described above (e.g. asset sale of IIA funded know-how or transfer as part of an M&A transaction) the company continues to conduct its research and development activity in Israel (for at least three years following such transfer and maintain staff of at least 75% of the number of research and development employees it had for the six months before the know-how was transferred and keeps the same scope of employment for such research and development staff), then the company is eligible for a reduced cap of the redemption fee of no more than three times the amounts received (plus annual interest) for the applicable know-how being transferred. In addition, special rules and payment formulas apply for certain kinds of transfers of know-how outside of Israel, such as R&D licenses. Transfer of IIA-funded know-how outside of Israel not according to the R&D Law may give rise to financial exposure as well as criminal liability.

●	Approval of the transfer of IIA funded technology to another Israeli company may be granted only if the recipient assumes and abides by the provisions of the Innovation Law and related regulations, including the restrictions on the transfer of know-how and manufacturing rights outside of Israel (in addition, there will be an obligation to pay royalties to the IIA from the income of such sale transaction as part of the royalty payment obligation).

●	Approval to manufacture products outside of Israel or consent to the transfer of technology, if requested, might not be granted. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits ScoutCam Ltd. to transfer technology or development out of Israel.

Properties

We do not own property and currently lease our principal corporate office, which is located at Suites 7A and 3B, Industrial Park, P.O. Box 3030, Omer, Israel 8496500. We believe our leased office sufficiently meets our current needs.

item 1a. risk factors

Risk Factor Summary

Below is a summary of the principal factors that make an investment in the Company speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered.

Risks Related to Our Business, Operations and Financial Condition

●	We have had a limited operating history and may not be able to successfully operate our business or execute our business plan.
●	If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with business targets and third parties to perform these services, we may not be successful in commercializing our products and technology.
●	We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.
●	Our failure to effectively manage growth could impair our business.
●	Our commercial success depends upon the degree of market acceptance by the medical community as well as by other prospective markets and industries.
●	The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.

Risk Related to Third Parties

●	Our reliance on third-party suppliers for most of the components of our products, including miniature video sensors which are suitable for our CMOS technology products mainly in the medical domain, could harm our ability to meet demand for our products in a timely and cost-effective manner.
●	We may not be able to manage our strategic partners effectively.
●	We may not have sufficient manufacturing capabilities to satisfy any growing demand for our commissioned products. We may be unable to control the availability or cost of producing such products.

Risks Related to Competition

●	We expect to face significant competition. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer and we may never be profitable.
●	Our customers may develop the capabilities of our solution in-house, which would significantly reduce the demand for our products.
●	Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

Risks Related to Intellectual Property

●	We may not be able to obtain patents or other intellectual property rights necessary to protect our proprietary technology and business.

General Risk Factors Related to Our Business

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our cyber-security.
●	We may be subject to product liability claims, product actions, including product recalls, and other field or regulatory actions that could be expensive, divert management’s attention, and harm our business.
●	Testing of our technologies potential applications for our products will be required and there is no assurance of regulatory approval.
●	We rely on highly skilled personnel, and, if we are unable to attract, retain, or motivate qualified personnel, we may not be able to operate our business effectively.
●	We may be unable to keep pace with changes in technology as our business and market strategy evolves.

Risks Related to this Offering and Our Common Stock

●	Although we have filed an application to list our securities on Nasdaq, there can be no assurance that our securities will be so listed or, if listed, that we will be able to comply with the continued listing standards.
●	Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.
●	Nevada law and provisions in our amended and restated articles of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.
●	The market price of our common stock may be highly volatile and such volatility could cause you to lose some or all of your investment.
●	Because our common stock may be deemed a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.
●	Compliance with the reporting requirements of federal securities laws can be expensive.
●	Our investors’ ownership in the Company may be diluted in the future.
●	Directors, executive officers, principal stockholders, and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.
●	We do not anticipate paying any cash dividends in the foreseeable future.

Risks Related to our Operations in Israel

●	Political, economic and military instability in Israel may impede our ability to operate and harm our financial results.
●	It may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers.
●	Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.
●	Certain technology developed and used by us received Israeli government grants for certain research and development activities. The terms of those grants require us to satisfy specified conditions in addition to repayment of the grants upon certain events.
●	We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, strategies, prospects, financial condition, results of operations, and cash flows. In such case, the market price of our common stock could decline. Our business, prospects, financial condition, or results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business, Operations and Financial Condition

We have had a limited operating history and may not be able to successfully operate our business or execute our business plan.

Given our limited operating history, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises. Such risks include, but are not limited to, the following:

●	the absence of a lengthy operating history;

●	expected continual losses for the foreseeable future;

●	operating in multiple currencies;

●	our ability to anticipate and adapt to a developing market(s);

●	acceptance of our products by the medical and industrial (I4.0) markets (and the non-medical community) and consumers;

●	limited marketing experience;

●	limited experience in developing and implementing full platform solutions including AI and cloud;

●	insufficient capital to fully realize our operating plan;

●	a competitive environment characterized by well-established and well-capitalized competitors;

●	the ability to identify, attract and retain qualified personnel; and

●	operating in an environment that is highly regulated by a number of agencies.

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

Given that we are currently as a B2B company, our business is reliant on our ability to successfully attract potential business targets. Furthermore, we have a limited sales and marketing infrastructure and have limited experience in the sale, marketing, or distribution of our technologies beyond the B2B model. To achieve commercial success for our technologies or any future developed product, we will need to establish a sales and marketing infrastructure or to out-license such future products.

In the future, we may consider building a focused sales and marketing infrastructure to market any future developed products and potentially other products in the United States or elsewhere in the world. There are risks involved with establishing our own sales, marketing, and distribution capabilities. For example, recruiting and training a sales force could be expensive and time consuming and could delay any product launch. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize any future products on our own include:

●	our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to potential customers;

●	the lack of complementary products to be offered by sales personnel or lack of product-market fit, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing, and distribution capabilities or enter into successful arrangements with third parties to perform these services, our revenues and our profitability may be materially adversely affected.

In addition, we may not be successful in entering into arrangements with third parties to sell, market, and distribute our products inside or outside of the United States or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing, and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our technologies or any future products we may develop.

We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our cash and short-term deposit balance as of December 31, 2021 was $19.6 million. We may require additional funding to fund and grow our operations and to develop certain products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In the event we required additional capital, the inability to obtain such capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we require and are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our commercial success depends upon the degree of market acceptance by the medical community as well as by other prospective markets and industries.

Our current business model is that of a B2B approach in which we seek to identify target businesses interested in integrating our technology, or commissioning individual projects using our technology. Any product that we commission or that is brought to the market may or may not gain market acceptance by prospective customers. The commercial success of our technologies, commissioned products, and any future product that we may develop depends in part on the medical community as well as other industries for various use cases, depending on the acceptance by such industries of our commissioned products as a useful and cost-effective solution compared to current technologies. During 2021, we commenced proactive market penetration into industries other than the biomedical sector. If our technology or any future product that we may develop does not achieve an adequate level of acceptance, or does not garner significant commercial appeal, we may not generate significant revenue and may not become profitable. The degree of market acceptance will depend on a number of factors, including:

●	the cost, safety, efficacy/performance, perceived value and convenience of our technology and any commissioned product and any future product that we may develop in relation to alternative products;

●	the ability of third parties to enter into relationships with us without violating their existing agreements;

●	the effectiveness of our sales and marketing efforts;

●	the strength of marketing and distribution support for, and timing of market introduction of, competing technology and products; and

●	publicity concerning our technology or commissioned products or competing technology and products.

Our efforts to penetrate industries and educate the marketplace on the benefits of our technology, and reasons to seek the commissioning of products based on our technology, may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.

To date, the COVID-19 pandemic has not had a material effect on our operations. However, the measures adopted to contain and mitigate the effects of the COVID-19 pandemic, including stay-at-home, business closure, social distancing, capsuled labor, and other restrictive orders, and the resulting changes in consumer behaviors, have disrupted our normal operations and impacted our employees and suppliers. We expect these disruptions and impacts to continue. In addition, certain of our suppliers experienced delays and shut-downs due to the COVID-19 pandemic and we have experienced supply chain disruptions due to multiple factors, such as fulfillment center disruption and limited shipping capacity. This has led to abnormally high transportation delays and shipping costs, which has increased our cost of goods sold. Further, the continuation of the COVID-19 pandemic has led to increased operational and cybersecurity risks, including those related to a number of our employees working remotely. These risks include, among others, increased demand on our information technology resources and systems, the increased risk of phishing, and other cybersecurity attacks as cybercriminals try to exploit an increased number of points of possible attack, such as laptops and mobile devices, both of which are now being used in increased numbers. Any failure to effectively manage these increased operational and cybersecurity demands and risks, including to timely identify, appropriately respond to, and remediate cybersecurity attacks and other security incidents, may materially adversely affect our results of operations and the ability to conduct our business.

Given the continued spread of COVID-19, including the emergence of COVID-19 variants, such as the recent Delta and Omicron variants, and the resultant personal, economic and governmental reactions, we may have to take additional actions in the future that could adversely affect our business, financial condition, and results of operations, including a return to a fully remote workforce.

These changes could negatively impact our operations, sales, and marketing in particular, which could have longer-term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could adversely affect our business, financial condition, and results of operations. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. The degree to which COVID-19 will affect our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent, impact and severity of the COVID-19 pandemic in different geographies, the effectiveness of our transition from work-from-home arrangements to a gradual return to our offices, actions taken to contain the COVID-19 pandemic, the long-term efficacy, global availability and acceptance of vaccines, related restrictions on economic activity and domestic and international trade, and the extent of the impact of these and other factors on our employees, suppliers, and customers. The COVID-19 pandemic and related restrictions could limit supplier and distributors’ ability to continue to operate (limiting their abilities to obtain inventory, generate sales, ship and dispatch orders, or make timely payments to us). It could disrupt or delay the ability of employees to work because they become sick or are required to care for those who become sick or for dependents for whom external care is not available. In addition, the COVID-19 pandemic may also result in reduced consumer spending and adverse or uncertain economic conditions globally, which in turn may impact our revenue.

Risk Related to Third Parties

Our reliance on third-party suppliers for most of the components of our products, including miniature video sensors which are suitable for our CMOS technology products mainly in the medical domain, could harm our ability to meet demand for our products in a timely and cost-effective manner.

We rely on our third-party suppliers to obtain an adequate supply of quality components on a timely basis with favorable terms to manufacture our commissioned products. Some of those components that we sell are provided to us by a limited number of suppliers. We will be subject to disruptions in our operations if our sole or limited supply contract manufacturers decrease or stop production of components or do not produce components and products of sufficient quantity or quality. Alternative sources for our components will not always be available.

Though we attempt to ensure the availability of more than one supplier for each important component in any product that we commission, the number of suppliers engaged in the provision of miniature video sensors which are suitable for our CMOS technology mainly in the medical domain is very limited, and therefore in some cases we engage with a single supplier, which may result in our dependency on such supplier. This is the case regarding sensors for the CMOS type technology that are produced by a single supplier in the United States. As we do not have a contract in place with this supplier, there is no contractual commitment on the part of such supplier for any set quantity of such sensors. The loss of our sole supplier in providing us with miniature sensors for our CMOS technology products mainly in the medical domain, and our inability or delay in finding a suitable replacement supplier, could negatively affect our business, financial condition, results of operations, and reputation.

We are also subject to other risks inherent in the manufacturing of our products and their supply chain, including industrial accidents, natural disasters (including as a result of climate change), environmental events, strikes, and other labor disputes, capacity constraints, disruptions in material or packaging supplies, as well as global shortages, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as other external factors over which we have no control. If such an event were to occur, it could have an adverse effect on our business, financial condition, and results of operations. In addition, we may experience interruptions with our suppliers and other supply chain disruptions as a result of the COVID-19 pandemic, or any other international disorder. In recent months, global supply chain disruptions have slowed receipt of some of our supplies and delayed some of our deliveries, although as yet not materially, and increased some of our product costs. Although such cost increases have been fully covered by our customers to date, there is no assurance that this will continue in the future.

In addition, if we cannot supply commissioned products or future potentially developed products due to a lack of components, or are unable to utilize other components in a timely manner, our business will be significantly harmed. If inventory shortages occur, they could be expected to have a material and adverse effect on our future revenues and ability to effectively project future sales and operating results.

We may not be able to manage our strategic partners effectively.

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

Failure to manage our current partners effectively or enter into new strategic alliances may affect our success in executing our business plan and may adversely affect our business, financial condition, and results of operation. We may not realize the anticipated benefits of any or all partnerships, or may not realize them in the time frame expected.

We may not have sufficient manufacturing capabilities to satisfy any growing demand for our commissioned products. We may be unable to control the availability or cost of producing such products.

Our current manufacturing capabilities may not reach the required production levels necessary in order to meet growing demands for any products we may commission or future products we may develop. There can be no assurance that our commissioned products can be manufactured at our desired commercial quantities, in compliance with our requirements, and at an acceptable cost. Any such failure could delay or prevent us from shipping said products and marketing our technologies in accordance with our target growth strategies.

Risks Related to Competition

We expect to face significant competition. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer and we may never be profitable.

We expect to compete against existing technologies and proven products in different industries. In addition, some of these competitors, either alone or together with their collaborative partners, operate larger research and development programs than we do, and may have substantially greater financial resources than we do, as well as significantly greater experience in obtaining regulatory approvals applicable to the commercialization of relevant competitive technologies and future products.

Our customers may develop the capabilities of our solution in-house, which would significantly reduce the demand for our products.

Our customers may develop the capabilities to manufacture solutions in-house that are currently satisfied by our solutions. In the event our customers, or future customers, develop such capacities, our potential for profitability may be significantly reduced.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 5737-1977, and the Israeli Prohibition on Money Laundering Law, 5760-2000, collectively, the Israeli Anti-Corruption Laws, and the UK Bribery Act 2010, or UK Bribery Act, and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, the Israeli Anti-Corruption Laws, the UK Bribery Act, and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. In addition, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence is established and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA, the Israeli Anti-Corruption Laws, the UK Bribery Act, or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our common stock or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

Risks Related to Intellectual Property

We may not be able to obtain patents or other intellectual property rights necessary to protect our proprietary technology and business.

We may seek to patent concepts, components, processes, designs and methods, and other inventions and technologies that we consider to have commercial value or that will likely give us a technological advantage. Despite devoting resources to the research and development of proprietary technology, we may not be able to develop technology that is patentable or protectable. Patents may not be issued in connection with pending patent applications, and claims allowed may not be sufficient to allow them to use the inventions that they create exclusively. Furthermore, any patents issued could be challenged, re-examined, held invalid or unenforceable, or circumvented and may not provide sufficient protection or a competitive advantage. In addition, despite efforts to protect and maintain patents, competitors and other third parties may be able to design around their patents or develop products similar to our work products that are not within the scope of their patents. Finally, patents provide certain statutory protection only for a limited period of time that varies depending on the jurisdiction and type of patent.

Prosecution and protection of the rights sought in patent applications and patents can be costly, lengthy, and uncertain, often involve complex legal and factual issues, and consume significant time and resources. In addition, the breadth of claims allowed in our patents, their enforceability, and our ability to protect and maintain them cannot be predicted with any certainty. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of the United States. Even if our patents are held to be valid and enforceable in a certain jurisdiction, any legal proceedings that we may initiate against third parties to enforce such patents will likely be expensive, take significant time, and divert management’s attention from other business matters. We cannot assure that any of our issued patents or pending patent applications provide any protectable, maintainable, or enforceable rights or competitive advantages to us.

In addition to patents, we will rely on a combination of copyrights, trademarks, trade secrets, and other related laws and confidentiality procedures and contractual provisions to protect, maintain, and enforce our proprietary technology and intellectual property rights in the United States and other countries. However, our ability to protect our brands by registering certain trademarks may be limited. In addition, while we will generally enter into confidentiality and nondisclosure agreements with our employees, consultants, contract manufacturers, distributors and resellers, and with others to attempt to limit access to and distribution of our proprietary and confidential information, it is possible that:

●	misappropriation of our proprietary and confidential information, including technology, will nevertheless occur;

●	our confidentiality agreements will not be honored or may be rendered unenforceable;

●	third parties will independently develop equivalent, superior, or competitive technology or products;

●	disputes will arise with our current or future strategic licensees, customers, or others concerning the ownership, validity, enforceability, use, patentability, or registrability of intellectual property; or

●	unauthorized disclosure of our know-how, trade secrets, or other proprietary or confidential information will occur.

We cannot assure that we will be successful in protecting, maintaining, or enforcing our intellectual property rights. If we are unsuccessful in protecting, maintaining, or enforcing our intellectual property rights, then our business, operating results, and financial condition could be materially adversely affected, which could:

●	adversely affect our reputation with customers;

●	be time-consuming and expensive to evaluate and defend;

●	cause product shipment delays or stoppages;

●	divert management’s attention and resources;

●	subject us to significant liabilities and damages;

●	require us to enter into royalty or licensing agreements; or

●	require us to cease certain activities, including the sale of products.

If it is determined that we have infringed, violated or are infringing or violating a patent or other intellectual property right of any other person or if we are found liable in respect of any other related claim, then, in addition to being liable for potentially substantial damages, we may be prohibited from developing, using, distributing, selling, or commercializing certain of our technologies unless we obtain a license from the holder of the patent or other intellectual property right. We cannot assure that we will be able to obtain any such license on a timely basis or on commercially favorable terms, or that any such licenses will be available, or that workarounds will be feasible and cost-efficient. If we do not obtain such a license or find a cost-efficient workaround, our business, operating results, and financial condition could be materially adversely affected.

General Risk Factors Related to Our Business

Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our cyber-security.

Security incidents involving our information technology systems and those of third parties on which we rely have occurred in the past, such as phishing attacks, although none of these incidents have been material to our business. Such security incidents may occur in the future. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, and damage to our reputation, and the further development of our product candidates could be delayed.

We may be subject to product liability claims, product actions, including product recalls, and other field or regulatory actions that could be expensive, divert management’s attention, and harm our business.

Our business exposes us to potential liability risks, product actions, and other field or regulatory actions that are inherent in the manufacturing, marketing and sale of medical device, or any other products that we may have commissioned for a target business. We may be held liable if such products cause injury or death or are found otherwise unsuitable or defective during usage. Our products incorporate mechanical and electrical parts, complex computer software, and other sophisticated components, any of which can contain errors or failures. Complex computer software is particularly vulnerable to errors and failures, especially when first introduced. In addition, new products or enhancements to our existing products may contain undetected errors or performance problems that, despite testing, are discovered only after installation.

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

The effect of government regulation and the need for compliance may delay marketing of our technologies and future potentially developed products for a considerable period of time, impose costly procedures upon our activities, and provide an advantage to larger companies that compete with us. There can be no assurance that we will be able to achieve regulatory compliance for any of our products. Any such delay in achieving such regulatory compliance would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of our technologies, thereby adversely affecting our operations. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping, and marketing of our products. The process of compliance with relevant U.S. and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country.

We rely on highly skilled personnel, and, if we are unable to attract, retain, or motivate qualified personnel, we may not be able to operate our business effectively.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, as well as our ability to attract and retain skilled employees. Competition for highly skilled management, technical, research and development, and other employees is intense and we may not be able to attract or retain highly qualified personnel in the future. In making employment decisions, job candidates often consider the value of the equity awards they would receive in connection with their employment. Our long-term incentive programs may not be attractive enough or perform sufficiently to attract or retain qualified personnel.

If any of our employees leaves us, and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition, and results of operations could be adversely affected.

Our success also depends on our having highly trained financial, technical, R&D, sales, and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our company could impede our ability to increase revenues from our existing technology and services, ensure full compliance with international and federal regulations, or launch new product offerings and would have an adverse effect on our business and financial results.

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

Risks Related to this Offering and Our Common Stock

Although we have filed an application to list our securities on Nasdaq, there can be no assurance that our securities will be so listed or, if listed, that we will be able to comply with the continued listing standards.

In June 2021 we filed a comprehensive listing application package with The Nasdaq Stock Market, or Nasdaq, to request an uplisting of the Company’s common stock. Nasdaq has not approved our application, and there can be no assurance that Nasdaq will approve us for listing on The Nasdaq Capital Market and, even if our securities are listed, we cannot assure you that we will be able to maintain such listing. In addition, if after listing, Nasdaq delists our securities from trading on its exchange for failure to meet the continued listing standards, we and our shareholders could face significant material adverse consequences including a limited availability of market quotations for our common stock, confirmation that our stock is “penny stock” and subject to increased regulations, and a decreased ability to issue additional securities or obtain additional financing in the future.

Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Our common stock is currently quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Our common stock has a history of thin trading. During the 52-week period ended December 31, 2021, trades were only reported on 134 trading days. These factors may result in investors having difficulty reselling any shares of our common stock.

Nevada law and provisions in our amended and restated articles of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.

Some provisions of Nevada law may prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price. In addition, our amended and restated articles of incorporation and amended and restated bylaws contain provisions that may make the acquisition of the Company more difficult, including the following:

●	our board of directors is classified into three classes of directors with staggered three-year terms;
●	a special meeting of our stockholders may only be called by either our chairman of the board or a majority of our board of directors; and
●	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

The market price of our common stock may be highly volatile and such volatility could cause you to lose some or all of your investment.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the announcement of new products or product enhancements by us or our competitors;

●	developments concerning intellectual property rights;

●	changes in legal, regulatory, and enforcement frameworks impacting our technology or the application of our technology;

●	variations in our and our competitors’ results of operations;

●	fluctuations in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

●	the results of product liability or intellectual property lawsuits;

●	future issuances of common stock or other securities;
●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances;

●	current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events;

●	sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability; and

●	general market conditions and other events or factors, many of which are beyond our control.

In addition, the stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Because our common stock may be deemed a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

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

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. For instance, pursuant to the Securities Exchange Agreement by and between Intellisense and Medigus, dated September 16, 2019, if ScoutCam achieves $33.0 million in sales in the aggregate within the first three years following December 30, 2019, the consummation date of such agreement, we will issue shares of common stock to Medigus representing 10% of our issued and outstanding share capital as of December 30, 2019. Similarly, we may issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection with capital raising activity, hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. We expect to authorize in the future a substantial number of shares of our common stock for issuance under a stock option or similar plan, and may issue equity awards to management, employees and other eligible persons. Additional shares of common stock issued by us in the future will dilute an investor’s investment in the Company. In addition, we may seek stockholder approval to increase the amount of the Company’s authorized stock, which would create the potential for further dilution of current investors.

Directors, executive officers, principal stockholders, and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.

As of March 28, 2022, our directors, executive officers, principal stockholders, and affiliated entities may be deemed to beneficially own, in the aggregate, approximately 76.43% of our outstanding voting securities. As a result, if some or all of such parties acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

We do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income. Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount, and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiary, our financial condition, contractual restrictions, and other factors deemed relevant by our board of directors.

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

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition, or the expansion of our business. A campaign of boycotts, divestment, and sanctions has been undertaken against Israel, which could also adversely impact our business.

In addition, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, prospects, financial condition, and results of operations.

It may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers.

It may be difficult to acquire jurisdiction and enforce liabilities against any of our officers and directors who are based in Israel. It may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that Israel does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Israel would permit effective enforcement of criminal penalties of the federal securities laws. Even if an Israeli court agrees to hear a claim, it may determine that the Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the Israeli law. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.

Our reporting and functional currency is the U.S. dollar. Our revenues are currently primarily payable in U.S. dollars and we expect our future revenues to be denominated primarily in U.S. dollars. However, some of our expenses are in NIS and as a result, we are exposed to the currency fluctuation risks relating to the recording of our expenses in U.S. dollars. We may, in the future, decide to enter into currency hedging transactions. These measures, however, may not adequately protect us from material adverse effects.

Certain technology developed and used by us received Israeli government grants for certain research and development activities. The terms of those grants require us to satisfy specified conditions in addition to repayment of the grants upon certain events.

The research and development efforts that contributed to certain technology used by us was financed in part through grants from the IIA to Medigus, which was subsequently transferred to ScoutCam Ltd. (for more information about such agreements, refer to – “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” below”). The terms of such grants require ScoutCam Ltd. to comply with the requirements of the Innovation Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Innovation Law restrict the transfer outside of Israel of such know-how, and the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. We may not receive those approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel.

The transfer of IIA-supported technology or know-how or manufacturing or manufacturing rights related to aspects of such technologies outside of Israel may involve the payment of significant penalties and other amounts, depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. These restrictions and requirements for payment may impair our ability to sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our shareholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

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

Item 1b. unresolved staff comments

Not applicable.

Item 2. properties

We do not own property and currently lease our principal corporate office, which is located at Omer Industrial Park, No. 7A and 3B, P.O. Box 3030, Omer, Israel 8496500. We believe our leased office sufficiently meets our current needs.

item 3. legal proceedings

Three of our European patents in our patent family related to Small Diameter Video Camera Heads and Medical Devices and Visualization Probes are currently in oppositional proceedings before the Opposition Division of the EU Patent Office. For additional information about these proceedings refer to – “PROPRIETARY RIGHTS AND TECHNOLOGY” above. Other than the above, we are not aware of any pending legal proceedings to which we are a party, or to which any director, officer or affiliate of our Company, or any owner of record or beneficially of more than 5% of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

item 4. mine safety disclosures.

Not applicable.

part II

item 5. market for registrant’s common equity, related stockholder matters and issuer purchases

Market Information

Our common stock is quoted on the OTCQB under the symbol “SCTC”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

On August 9, 2021, we effected a one-for-nine reverse stock split of our common stock pursuant to which holders of our common stock received one share of our common stock for every nine shares of common stock held. Unless the context expressly dictates otherwise, all references to share and per share amounts referred in this Annual Report on Form 10-K reflect the reverse stock split.

As of December 31, 2021, there were 40 stockholders of record of our common stock and 7,121,737 shares of our common stock outstanding. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in “street name” in the names of various brokers, dealers, clearing agencies, banks, and other fiduciaries.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

2020 Share Incentive Plan

We have adopted the 2020 Share Incentive Plan, or the 2020 Plan, under which we may grant equity-based incentive awards to attract, motivate, and retain the talent for which we compete.

Authorized Shares. The maximum number of ordinary shares available for issuance under the 2020 Plan is equal to the sum of 1,824,717 shares, or such number as our board of directors may determine from time to time.

Administration. Our board of directors, or a duly authorized committee of our board of directors, will administer the 2020 Plan. Under the 2020 Plan, the administrator has the authority, subject to applicable law, to interpret the terms of the 2020 Plan and any award agreements or awards granted thereunder, designate recipients of awards, determine and amend the terms of awards, including the exercise price of an option award, the fair market value of an ordinary share, the time and vesting schedule applicable to an award or the method of payment for an award, accelerate or amend the vesting schedule applicable to an award, prescribe the forms of agreement for use under the 2020 Plan, and take all other actions and make all other determinations necessary for the administration of the 2020 Plan.

The administrator also has the authority to amend and rescind rules and regulations relating to the 2020 Plan or terminate the 2020 Plan at any time before the date of expiration of its ten year term.

Eligibility. The 2020 Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Israeli Income Tax Ordinance (New Version), 5721-1961 (the “Ordinance”), and Section 3(i) of the Ordinance and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Internal Revenue Code (the “Code”) and Section 409A of the Code.

Section 102 of the Ordinance allows employees, directors, and officers who are not controlling shareholders and are considered Israeli residents to receive favorable tax treatment for compensation in the form of shares or options. Our non-employee service providers and controlling shareholders may only be granted options under section 3(i) of the Ordinance, which does not provide for similar tax benefits.

Grant. All awards granted pursuant to the 2020 Plan will be evidenced by an award agreement, in a form approved, from time to time, by the administrator in its sole discretion. The award agreement will set forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions (including performance goals or measures), and the exercise price, if applicable. Certain awards under the 2020 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards.

Each award will expire seven years from the date of the grant thereof, unless such shorter term of expiration is otherwise designated by the administrator.

Awards. The 2020 Plan provides for the grant of stock options (including incentive stock options and nonqualified stock options), shares of common stock, restricted shares, restricted share units, and other share-based awards.

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

Exercise. An award under the 2020 Plan may be exercised by providing the company with a written or electronic notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the administrator and permitted by applicable law. An award may not be exercised for a fraction of a share. With regard to tax withholding, exercise price, and purchase price obligations arising in connection with awards under the 2020 Plan, the administrator may, in its discretion, accept cash, provide for net withholding of shares in a cashless exercise mechanism, or direct a securities broker to sell shares and deliver all or a part of the proceeds to the Company or the trustee.

Transferability. Other than by will, the laws of descent and distribution, or as otherwise provided under the 2020 Plan, neither the options nor any right in connection with such options are assignable or transferable.

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

In the event of termination of a grantee’s employment or service with the company or any of its affiliates due to such grantee’s death, permanent disability, or retirement, all vested and exercisable awards held by such grantee as of the date of termination may be exercised by the grantee or the grantee’s legal guardian, estate, or by a person who acquired the right to exercise the award by bequest or inheritance, as applicable, within twelve months after such date of termination, unless otherwise provided by the administrator. Any awards which are unvested as of the date of such termination or which are vested but not then exercised within the twelve month period following such date, will terminate and the shares covered by such awards shall again be available for issuance under the 2020 Plan.

Notwithstanding any of the foregoing, if a grantee’s employment or services with the company or any of its affiliates is terminated for “cause” (as defined in the 2020 Plan), all outstanding awards held by such grantee (whether vested or unvested) will terminate on the date of such termination and the shares covered by such awards shall again be available for issuance under the 2020 Plan.

Transactions. In the event of a share split, reverse share split, share dividend, recapitalization, combination, or reclassification of our shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by the company (but not including the conversion of any convertible securities of the company), the administrator in its sole discretion shall make an appropriate adjustment in the number of shares related to each outstanding award and to the number of shares reserved for issuance under the 2020 Plan, to the class and kind of shares subject to the 2020 Plan, as well as the exercise price per share of each outstanding award, as applicable, the terms and conditions concerning vesting and exercisability, and the term and duration of outstanding awards, or any other terms that the administrator adjusts in its discretion, or the type or class of security, asset, or right underlying the award (which need not be only that of the Company, and may be that of the surviving corporation or any affiliate thereof or such other entity party to any of the above transactions); provided that any fractional shares resulting from such adjustment shall be rounded down to the nearest whole share unless otherwise determined by the administrator. In the event of a distribution of a cash dividend to all shareholders, the administrator may determine, without the consent of any holder of an award, that the exercise price of an outstanding and unexercised award shall be reduced by an amount equal to the per share gross dividend amount distributed by the Company, subject to applicable law.

In the event of a merger or consolidation of our company, or a sale of all, or substantially all, of the Company’s shares or assets, or other transaction having a similar effect on the Company, or change in the composition of the board of directors, or liquidation or dissolution, or such other transaction or circumstances that the board of directors determines to be a relevant transaction, then without the consent of the grantee, the administrator may but is not required to (i) cause any outstanding award to be assumed or substituted by such successor corporation, or (ii) regardless of whether or not the successor corporation assumes or substitutes the award (a) provide the grantee with the option to exercise the award as to all or part of the shares, and may provide for an acceleration of vesting of unvested awards, or (b) cancel the award and pay in cash, shares of the company, the acquirer, or other corporation which is a party to such transaction, or other property as determined by the administrator as fair in the circumstances. Notwithstanding the foregoing, the administrator may upon such event amend, modify, or terminate the terms of any award as it shall deem, in good faith, appropriate.

Recent Sales of Unregistered Securities

On March 29, 2021, the Company issued 2,469,156 units to certain investors in consideration of $20 million. Each such unit consisted of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $10.35 per share (the “March Warrant” and the “Exercise Price”). Each March Warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the March Warrants, following April 1, 2024, if the closing price of the common stock equal or exceeds 135% of the Exercise Price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the March Warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the March Warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

Issuer Purchases of Equity Securities

During the period from January 1, 2021 to December 31, 2021, we did not purchase any of our equity securities.

Item 6. [Reserved]

item 7. management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

We were incorporated under the laws of the State of Nevada on March 22, 2013 under the name Intellisense Solutions Inc. We were initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. However, were not able to execute our original business plan, develop significant operations, or achieve commercial sales.

On December 30, 2019, we acquired all of the issued and outstanding share capital of ScoutCam Ltd. (the “Closing Date”). Following this transaction, we integrated and fully adopted ScoutCam Ltd.’s business into our Company as our primary business activity. On December 31, 2019, we changed our name to ScoutCam Inc.

Through ScoutCam Ltd., we are engaged in the development, production and marketing of innovative visual solutions composed of imaging equipment, cloud and software based image processing (artificial intelligence (AI), Machine Learning (ML), and additional algorithm methodologies). Some of our products that utilize our micro ScoutCam™ technology are used in medical procedures as well as various applications in other industries. Our current business model is a business-to-business (B2B) approach in which we seek to identify target businesses interested in integrating our micro ScoutCam™ technology, or commissioning individual projects using our technology. We derive a substantial portion of our revenue from applications of our micro ScoutCam™ technology within the medical, defense and aerospace fields. We have recently begun examining additional applications for our visual solutions portfolio (composed of image acquisition, data collection and storage and image processing), including Predictive Maintenance (PdM) and Condition Based Monitoring (CBM), as well as additional industries outside of the foregoing listed industries, including sectors such as aviation, automotive, industrial non-destructing-testing industries, energy, maritime (we refer to these applications and sectors as I4.0) We plan to further expand our activity in these non-medical spaces.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has had a significant impact on global markets and the global economy, including countries in which the Company operates, and we anticipate that it will have a continuing impact on global economies in the near and long-term future. In light of the below mentioned factors, the COVID-19 pandemic had and most likely will continue to have some negative effect on the Company’s operations, and the extent to which the COVID-19 pandemic will impact the Company’s operations will depend on certain developments, including the duration and spread of the outbreak, future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus or future variants of the virus. In particular, COVID-19 has had and most likely will continue to have some adverse impact on the Company’s operations and workforce, including its manufacturing activities, product testing and market penetration and sales, as well as its ability to continue to raise capital. Travel restrictions had and most likely will continue to have a negative impact on our penetration, sales and marketing and research and development efforts.

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

Development Services Revenue and Contract Liabilities

We determine at contract inception whether development services are distinct from the performance obligation to manufacture the product under development. Revenues from development services that we determine as distinct from our performance obligation to manufacture the product under development are recognized over the period of the applicable service contract. Revenues from development services that we determine as not distinct from our performance obligation to manufacture the product under development are deferred until commencement of manufacturing and are recognized over the manufacturing term. As a result, during the years ending 2020 and 2021, we have deferred all service revenues billed by us (representing the contract liabilities balance of $2,420,000, as of December 31, 2021) and the respective service costs (representing the contract fulfillment asset balance of $1,675,000 as of December 31, 2021).

Stock-Based Compensation

We apply the fair value recognition provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, for stock-based awards granted to employees, directors and other providers for their services. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Calculating the fair value of stock-based awards requires that we make subjective assumptions.

Pursuant to ASC 718, we measure stock-based awards granted to employees, members of the board of directors and other providers at fair value on the date of grant and recognize the corresponding stock-based compensation expense of those awards on a straight-line basis over the requisite service period.

The Black-Scholes option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. Our expected dividend rate is zero since we not currently pay cash dividends and does not anticipate doing so in the foreseeable future. Each of the above factors requires our to use judgment and make estimates in determining the percentages and time periods used for the calculation. If we were to use different percentages or time periods, the fair value of option awards could be materially different. We recognizes stock-based compensation cost for option awards on a accelerated basis over the employee’s requisite service period, net of estimated forfeitures.

Comparison of the Year Ended December 31, 2021 and the Year Ended December 31, 2020

Overview

The Company’s primary business activity during 2020 was R&D and preparation for production in connection with a customer-specific project for a Fortune 500 multinational healthcare corporation.

The Company’s primary business activities during 2021 were:

●	completion of R&D and transition to the serial production in connection with a customer-specific project for a Fortune 500 multinational healthcare corporation; and

●	enlarging its focus on R&D activities in the domain of I4.0 (including PdM and CBM in sectors such as the aviation, energy and automotive). The main effect of this activity was an increase in the number of employees to enable the Company to manage the anticipated increased workload and solution development.

Other major activities were the following:

-	Expanding marketing activities, including the recruitment of VP Business Development for Industry 4.0, and launching a multi-platform digital marketing campaign;
-	Extensive activity in connection with the Company’s IP, including submissions of new patent applications as well as maintenance, defense, and commercialization efforts of existing patents;
-	Increased operation expenses in order to improve the current Company’s R&D capabilities;
-	Increase in research and development activities, including the development of new products and the improvement of existing technology, and the examination of additional applications for our visualization solutions, including in the domains of PdM and CBM, as well as additional industries outside of the medical, defense, and aerospace fields, including sectors such as automotive, industrial non-destructing-testing industries, automotive and energy; and
-	Investment in capital expenses to provide the necessary facilities, IT, and lab tools for our newly recruited employees and to upgrade the Company’s production and quality control capabilities.

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	2021	2020	% Change
Revenues	387,000	491,000	(21)%
Cost of Revenues	1,108,000	994,000	11%
Gross Loss	(721,000)	(503,000)	43%
Research and development expenses	2,002,000	725,000	176%
Sales and marketing expense	908,000	443,000	105%
General and administrative expenses	5,481,000	3,035,000	81%
Operating Loss	(9,112,000)	(4,706,000)	94%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the year ended December 31, 2021, we generated revenues of $387,000, a decrease of $104,000, or 21%, from 2020 revenues. The decrease in revenues was primarily due to sales of products to A.M. Surgical. Total sales to A.M. Surgical during year ended December 31, 2021 amounted to approximately $199,000, a decrease from approximately $383,000 in 2020. This decrease was partially offset by increase in the sales of our products to other customers.

Remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2021, the total RPO amounted to $3.2 million, which we expect to recognize over the expected manufacturing term of the product under development.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel includes warehouse personnel costs, inventory write-downs, certain allocated facilities, and expenses associated with logistics and quality control.

Cost of revenues for the year ended December 31, 2021 were $1,108,000, an increase of $114,000, or 11%, compared to cost of revenues of $994,000 for the year ended December 31, 2020. The increase was primarily due to an increase in payroll expenses (including stock-based compensation) as a result of hiring additional employees as part of the transition to the production stage with respect to the contract with a Fortune 500 multinational healthcare corporation, partially offset by decrease in materials as a result of a decrease in revenues.

Gross Loss

Gross loss for the year ended December 31, 2021 was $721,000, an increase of $218,000, or 43%, compared to a gross loss of $503,000 for the year ended December 31, 2020. The increase was primarily due to a decrease in revenues and an increase in cost of revenues as described above.

Research and Development Expenses

Research and development efforts are focused on new product development and on developing additional functionality for our existing products. These expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for personnel engaged in research and development functions, consulting and professional fees related to research and development activities, prototype materials, facility costs and other allocated expenses, which include expenses for rent and maintenance of our facility, utilities, depreciation, and other supplies. We expense research and development costs as incurred.

Research and development expenses for the year ended December 31, 2021 were $2,002,000, an increase of $1,277,000, or 176%, compared to $725,000 for the year ended December 31, 2020. The increase was primarily due to an increase in payroll expenses (including stock-based compensation), materials and subcontractors, and because we have recently begun examining additional applications for our micro ScoutCam™ portfolio outside of the medical, defense and aerospace fields, including in sectors such as automotive, industrial non-destructing-testing industries, automotive, and energy.

In addition, there was an increase in R&D payroll expenses in 2021 due to the fact that during 2020 a substantial part of the payroll expenses was capitalized to contract fulfillment asset and was not recognized as expenses in profit and loss.

We expect that our research and development expenses will increase as we continue to develop our products and service and recruit additional research and development employees to the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, consulting services, promotional materials, demonstration equipment and certain allocated facilities infrastructure costs.

Sales and marketing expenses for the year ended December 31, 2021 were $908,000, an increase of $465,000, or 105%, compared to $443,000 for the year ended December 31, 2020.

The increase was primarily due to expanding marketing activity, including the recruitment of a VP Business Development in Industry 4.0, hiring consultants and launching a multi-platform digital marketing campaign.

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor, and public relations, accounting, auditing, tax services, and insurance costs.

General and administrative expenses for the year ended December 31, 2021 were $5,481,000, an increase of $2,446,000, or 81%, compared to $3,035,000 for the year ended December 31, 2020.

The increase was primarily due to:

●	an increase of $675,000 in IP expenses due to maintenance, defense, and commercialization efforts of existing patents;
●	the provision of $229,000 due to a VAT audit by the Israeli Tax Authority;
●	an increase of $528,000 in share based compensation due to new option grants;
●	expenses of approx. $206,000 related to our efforts to uplist to Nasdaq;
●	an increase in in payroll expenses due to the hiring of additional employees, including a new CEO and controller, and a shift in the position of the CFO from part-time to full-time; and
●	an increase in professional services expenses due to the hiring of a financial consultant, HR consultant, the appointment of new directors and additional hires.

Operating loss

We incurred an operating loss of $9,112,000 for the year ended December 31, 2021, an increase of $4,406,000, or 94%, compared to operating loss of $4,706,000 for the year ended December 31, 2020. The increase in operating loss was primarily due to increases in expenses related to general and administrative, research and development, and sales and marketing, as described above.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $8.6 million and $11 million of short-term deposits compared to cash and cash equivalents $3.4 million and no short-term deposits as of December 31,2020. In addition, as of December 31, 2021 we incurred an accumulated deficit of approximately $15.3 million compared to $6.3 million as of December 31, 2020.

Our primary sources of liquidity to date have been from fund raising and warrant exercises. During 2021, we received $22.6 million from the issuance of our shares and warrants in a private placement and from the exercise of outstanding warrants.

Additional Cash Requirements

We plan to continue to invest for long-term growth, and therefore we expect that our expenses will increase. We currently believe that our existing cash and cash equivalents and short-term deposits will be sufficient to meet our anticipated cash needs for at least the next 12 months and beyond. We expect our expenses will increase in connection with our ongoing activities, particularly as we continue the research and development and the scale up process of our I4.0 solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We may raise these funds through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Cash Flows

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2021 and December 31, 2020 (in dollars):

	2021	2020
Cash used in Operating Activities	(5,886,000)	(4,187,000)
Cash used in Investing Activities	(11,595,000)	(276,000)
Cash provided by Financing Activities	22,559,000	4,506,000

Operating Activities

Our primary uses of cash from operating activities have been for headcount-related expenditures, research and development costs, manufacturing costs, marketing and promotional expenses, professional services cost and costs related to our facilities. Our cash flows from operating activities will continue to be affected due to the expected increase of spending on our business and our working capital requirements.

During the year ended December 31, 2021, cash used in operating activities was $5.9 million, consisting of net loss of $9 million, partially offset by a non-cash benefit of $2 million and an favorable net change in operating assets and liabilities of $1.1 million. Our non-cash benefit consisted primarily of non-cash charges of $2 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in contract liability of $1.6 million partially offset by cash outflows from changes in contract fulfillment assets of $0.5 million.

During the year ended December 31, 2020, cash used in operating activities was $4.2 million, consisting of net loss of $4.7 million, non-cash charges of $1.1 million and a unfavorable net change in operating assets and liabilities of $0.6 million. Our non-cash charges consisted primarily of stock-based compensation expense of $1.1 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in contract fulfillment assets of $1.1 million, accrued expenses and other of $0.4 million and other assets of $0.3 million, partially offset by cash inflows from changes in inventory of $0.7 million and change in contract liability of $0.3 million.

Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $11.6 million, consisting of investment in short-term deposits of $11 million and purchases of property and equipment of $0.6 million.

During the year ended December 31, 200, cash used in investing activities was $0.3 million, consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $22.6 million, consisting primarily of $19.1 million from cash proceeds from issuance of shares and warrants in a private placement and $3.5 million proceeds from exercise of outstanding warrants.

During the year ended December 31, 2020, cash provided by financing activities was $4.5 million, consisting primarily of $2.9 million from cash proceeds from issuance of shares and warrants and $1.8 million proceeds from exercise of warrants.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment under those criteria, management has determined that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9b. Other information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

part iii

Item 10. Directors, Executive Officers and corporate governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of our directors and executive officers:

Name	Age	Position
Prof. Benad Goldwasser†	71	Chairman of the Board
Shmuel Donnerstein†	69	Director
Ronen Rosenbloom	50	Director
Lior Amit†	55	Director
Moshe (Mori) Arkin	69	Director
Inbal Kreiss†	55	Director
Zeev Vurembrand†	70	Director
Yovav Sameah	49	Chief Executive Officer
Tanya Yosef*	39	Chief Financial Officer
Amir Govrin*	55	Chief Technology Officer
Katrin Dlugach*	39	VP of Research and Development
Roee Peled*	43	VP of Business Development
Arik Priel*	47	Chief SW Architect

*	Executive Officer
†	Independent Director

Directors

Prof. Benad Goldwasser has served as chairman of our board of directors since December 26, 2019, and has served as chairman of ScoutCam Ltd.’s board of directors since its inception. Prof. Goldwasser is a serial entrepreneur and retired urology medical doctor. In 2016, Prof. Goldwasser launched a venture capital fund partnered with SAIL, a Shanghai Government investment company. Prof. Goldwasser has served as a member of the board of directors of Innoventric Ltd. since 2017 and Inspira Technologies Ltd. since January 2021. From 2013-2016 Prof. Goldwasser served as an external director of BioCanCell Ltd. (TASE: BICL). Prof. Goldwasser was the co-founder of Vidamed Inc., Medinol Ltd., Rita Medical Inc., Optonol Ltd. and GI View Ltd. Prof. Goldwasser served as managing director of Biomedical Investments Ltd., an Israeli Venture Capital firm. During his medical career, he served as Chairman of Urology at the Chaim Sheba Medical Center and Professor of Surgery at Tel-Aviv University. Prof. Goldwasser holds an MD and MBA from Tel-Aviv University.

Shmuel Donnerstein has served on our board of directors since December 26, 2019. Mr. Donnerstein has been an entrepreneur for over 40 years and is an industry veteran. Mr. Donnerstein’s experience includes establishing businesses in multiple industries in Europe and Israel. Most notably, in 2008 he established Rav Bariach 08 Industries Ltd (TASE: BRIH) after buying the assets of its predecessor in receivership and led its turnaround to become a leading security door manufacturer worldwide. Mr. Donnerstein currently serves as the Executive Chairman and majority shareholder of Rav Bariach. In addition, Mr. Donnerstein is the Chairman of Rail Vision Ltd and, in 2014, received the Israeli Industry Award from Israel’s Minister of Economy and Industry for his lifelong contribution to the Israeli Industrial sector.

Ronen Rosenbloom has served as a member of our board since December 26, 2019. Mr. Rosenbloom is an independent lawyer working out of a self-owned law firm specializing in white collar offences. Mr. Rosenbloom serves as chairman of the Israeli Money Laundering Prohibition committee and the Prohibition of Money Laundering Committee of the Tel Aviv District, both of the Israel Bar Association. Mr. Rosenbloom previously served as a police prosecutor in the Tel Aviv District. He has served as a member of the board of directors of Medigus Ltd. since August 2018. Mr. Rosenbloom holds an LLB from the Ono Academic College, an Israeli branch of University of Manchester.

Lior Amit has served on our board of directors since December 26, 2019. Since 2014, Mr. Amit has served as a financial consultant to multiple companies on matters related to, inter alia, mergers and acquisitions. Mr. Amit currently serves as a member of the board of directors for multiple Israeli public and private companies, including in the role of an external or independent director. He has served as a member of the board of directors of Inspira Technologies Ltd. since June 2021. Mr. Amit holds both a BA in economics and accounting and an MBA from Tel-Aviv University. Mr. Amit is a certified public accountant in Israel.

Moshe (Mori) Arkin has served on our board of directors since February 15, 2021. Mr. Arkin is a leading life science and pharmaceutical entrepreneur and serves as the chairman of Arkin Holdings, which he founded in 2009. Mr. Arkin has served as chairman of the board of directors of Sol Gel Technologies Ltd. (NASDAQ: SLGL) since 2014 and sits on the board of directors of several private pharmaceutical and medical device companies, including Digma Medical, a company developing systems to treat insulin resistance present in type 2 diabetes and other metabolic syndrome diseases, and Valcare Medical, a company developing heart valve devices. From 2005 to 2008, Mr. Arkin served as the head of generics at Perrigo Company, and from 2005 until 2011, as a member of its board of directors. Prior to joining Sol Gel Technologies Ltd., Mr. Arkin served as a director of cCAM Biotherapeutics Ltd., a company focused on the discovery and development of novel immunotherapies to treat cancer from 2012 until its acquisition in 2015 by Merck & Co., Inc. Mr. Arkin served as chairman of Agis Industries Ltd. from 1972 until its acquisition by Perrigo Company in 2005. Mr. Arkin holds a B.A. in psychology from the Tel Aviv University, Israel.

Inbal Kreiss has served on our board of directors since April 9, 2021. Ms. Kreiss is currently the Head of Innovation at the Systems, Missiles and Space Division of the Israeli Aerospace Industries Ltd. (IAI) and Chairwoman of RAKIA, Israel’s 2nd Scientific and Technological Mission to the International Space Station. Since 2013, Ms. Kreiss has served as Deputy Director of the Space Division at IAI, leading the development, construction, launch and operation of observation and communication satellites for both Israeli and foreign users. Prior to that, Ms. Kreiss held various leadership positions within IAI, including chief engineer of Israel’s Arrow 2 anti-ballistic missile defense system from 2000 to 2006, and project manager of the Arrow 3 exo-atmospheric interceptor from 2007 to 2013. Ms. Kreiss holds a B.Sc in chemical engineering from the Technion, Israeli Institute of Technology, an Executive Masters in Business Administration from Tel Aviv University, and completed a visiting research fellowship at the Aeronautics & Astronautics Department of the Massachusetts Institute of Technology (MIT).

Zeev Vurembrand has served on our board of directors since May 13, 2021. Mr. Vurembrand is currently the Chief Executive Officer and Owner of Vurembrand Management & Innovation Ltd. and a member of the board of directors of Isras Investment Company Ltd. (TASE: ISRS) since 2016 and of Bezeq the Israeli Telecommunication Corp. Ltd. (TASE: BEZQ) since 2017. Mr. Vurembrand has also served as chairman of the board of Lageen Ltd. since 2019. From 2013 until 2019, Mr. Vurembrand was the Chief Executive Officer of Kupat Holim Meuhedet, Israel’s third largest health care organization. From 2008 until 2013, he was the Chief Executive Officer of Alon Holding Blue Square – Israel Ltd., and prior to that, from 2007 until 2008, he was the Chief Executive Officer of Phoenix Investments and Finance Ltd. Earlier in his career, from 2002 until 2007, Mr. Vurembrand was the Chief Executive Officer of Clalit Health Services Group, Israel’s largest health care organization. Mr. Vurembrand has served on numerous boards of directors, including Africa Israel Resedence LTD. (TASE: AFRE) from 2014 until 2016, Discount Bank (TASE:DSCT) 2006 until 2007, U-Bank from 2005 until 2006, Blue Square Israel (TASE: BSI) from 2001 until 2006, and Dikla Medical Insurance Ltd. from 1995 until 2002. Mr. Vurembrand has also served on the board of trustees of Bar Ilan University since 2019. Mr. Vurembrand holds a B.Sc in industrial engineering and management from the Technion, Israeli Institute of Technology.

Executive Officers

Yovav Sameah has served as Chief Executive Officer of the Company since April 15, 2021. Prior to his position with the Company, Mr. Sameah was the Chief Executive Officer of Frontline PCB Solutions, a non-public worldwide leading provider of Pre-Production and Industry 4.0 SW solutions in the PCB industry, and the subsidiary of KLA-Tencor Corp. (Nasdaq: KLAC). From September 2013 until July of 2015, Mr. Sameah was the Corporate Vice President and Chief Products Officer at Orbotech Ltd. (acquired by KLA-Tencor in February of 2019). Prior to that, Mr. Sameah held a variety of roles at Orbotech, including Vice President of Electronic Components Manufacturers Business (PCB Division) from September 2012 until September 2013, and Vice President AOI & Repair Product Line (PCB Division) from March 2008 until March 2012. Mr. Sameah holds both a BSc in chemical engineering and an MBA from Ben-Gurion University, Israel.

Tanya Yosef has served as our Chief Financial Officer since December 27, 2019. Ms. Yosef is a certified public accountant with many years of experience, and held various positions with Medigus Ltd. (Nasdaq: MDGS) since December of 2009, including most recently as chief financial officer and prior thereto as financial controller. During 2008-2009 Ms. Yosef worked in the audit department at Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited. Ms. Yosef holds a BA in Economics and Accounting from the Ben-Gurion University, Israel.

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

Roee Peled has served as our VP of Business Development since October 17, 2021. Prior to joining ScoutCam and since 2017, Mr. Peled was the VP Global Sales & Business Development at PointGrab. From 2016 until 2017, Mr. Peled was VP Business Development at imVision Technologies. Prior to that, Mr. Peled held various managerial sales positions, including from 2012 until 2016 at Director of Global Sales at Mantis Visio, and from 2010 until 2012 at Technical Sales Manager at Orckit Systems. Mr. Peled holds a B.Sc in Electrical and Electronic Engineering from Tel Aviv University and an MBA from Bar-Ilan University.

Arik Priel has served as our Chief SW Architect since November 1, 2021. Mr. Priel has over 20 years of experience in leading multidisciplinary R&D and engineering teams in defining and navigating product development from concept to deployment, with a focus on cloud-based architectures and AI-based technologies. Prior to joining ScoutCam, Mr. Priel held several senior technology positions, most recently as CTO of Octopol from June 2019 to August 2021, where he combined state-of-the-art AI models together with cutting-edge software technology. Prior to Octopol, Mr. Priel served as Director of Technology at Green & Gold Analytics from March 2017 to June 2019, where he established partnerships with Microsoft and Amazon Web Services. Mr. Priel also previously served as VP R&D and established the Israeli Innovation Center of Landesk (currently named Ivanti). Mr. Priel earned both his BSc in Computer Science and Economics and MBA from Bar-Ilan University.

Staggered Board

Our board of directors is divided into three classes. Ronen Rosenbloom and Zeev Vurembrand are our Class I directors, with their terms of office to expire at our 2022 annual meeting of stockholders. Lior Amit, Shmuel Donnerstein and Inbal Kreiss are our Class II directors, with their terms of office to expire at our 2023 annual meeting of stockholders. Professor Benad Goldwasser and Moshe (Mori) Arkin are our Class III directors, with their terms of office to expire at our 2024 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

Our board of directors may consider a broad range of factors relating to the qualifications and background of nominees to serve as director, which may include various diversity factors. We have no formal policy regarding board diversity.

Our officers hold office until the earlier of their death, resignation or removal by our board of directors or until their successors have been selected. They serve at the pleasure of our board of directors.

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

Code of Ethics

We currently do not have a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management’s attention has been focused on matters pertaining to raising capital and the operation of the business. However, we adopted a Conflict Minerals Policy that is available on our website at https://www.scoutcam.com/. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report.

Board Committees

Currently, our board of directors does not have any audit, nominating or compensation committees, or committees performing similar functions.

item 11. Executive Compensation

Summary Compensation Table

The following sets forth information about the compensation paid to or accrued by the company’s principal executive officer and its two other most highly compensated persons serving as executive officers as of December 31, 2021. These executives are referred to as the “named executive officers.”

Name and Principal Position	Year	Base Salary (*)	Bonus		Stock Awards	Option Awards (**)	All Other Compensation	Total
	$ in thousands
Dr. Yaron Silberman,	2021	$73	$-		$-	$(80)	$7	$-
Former Chief Executive Officer (1)	2020	$198	$-		$-	$167	$20	$385

Yovav Sameah,
Chief Executive Officer (2)	2021	$232	$50	(***)	$-	$616	$24	$922

Amir Govrin	2021	$184	$-		$-	$100	$22	$306
Chief Technology Officer (3)	2020	$168	$-		$-	$111	$21	$300

Katrin Dlugach,	2021	$170	$-		$-	$93	$-	$263
VP R&D (4)	2020	$156	$-		$-	$51	$-	$207

(1)	Consists of Dr. Silberman’s compensation earned in his capacity as the Chief Executive Officer of wholly-owned subsidiary, ScoutCam Ltd. Dr. Silberman did not earn any compensation in his capacity as the Chief Executive Officer of ScoutCam Inc. Dr. Silberman’s employment terminated on March 31, 2021.

(2)	Consists of Mr. Sameah’s compensation earned in his capacity as the Chief Executive Officer of our wholly-owned subsidiary, ScoutCam Ltd. Mr. Sameah did not earn any compensation in his capacity as the Chief Executive Officer of ScoutCam Inc. Mr. Sameah’s employment commenced on April 15, 2021.

(3)	Consists of Mr. Govrin’s compensation earned in his capacity as the Chief Technology Officer of our wholly-owned subsidiary, ScoutCam Ltd. Mr. Govrin did not earn any compensation in his capacity as the Chief Technology Officer of ScoutCam Inc.

(4)	Consists of Ms. Katrin Dlugach compensation earned in his capacity as the VP R&D of our wholly-owned subsidiary, ScoutCam Ltd. Ms. Dlugach did not earn any compensation in her capacity as the VP R&D of ScoutCam Inc.

(*)	Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each named executive officer’s scope of responsibility and accountability. Base salary amounts include management insurance (which includes pension, disability insurance and severance pay), payments towards such employee’s education fund, Israeli social security and amounts paid for use of a Company car. Each named executive officer also receives gross-up payments for the taxes on these benefits.

42

(**)

The amounts shown in the “Option Awards” column represents the equity-based compensation expenses recorded in the Company’s consolidated financial statements for the years ended December 31, 2021 and December 31, 2020, in accordance with ASC 718, not the actual amounts paid to or realized by the named executive officer during fiscal 2021 and fiscal 2020.

The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 9 to Consolidated Financial Statements.

(***)	Represents a signing bonus.

Employment Agreements

We, and through our Israeli subsidiary, have entered into written employment agreements with each of our executive officers. All of these agreements contain customary provisions regarding noncompetition, confidentiality of information, and assignment of inventions. However, the enforceability of the noncompetition provisions may be limited under applicable law. In addition, we have entered into agreements with each executive officer and director pursuant to which we have agreed to indemnify each of them to the fullest extent permitted by law to the extent that these liabilities are not covered by directors and officers insurance.

Equity-based compensation

Outstanding Equity Awards

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2021.

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Vesting Schedule	Option Expiration Date
Dr. Yaron Silberman,	37,011	-	2.61	(*)	March 31, 2022
Former Chief Executive Officer

Yovav Sameah,
Chief Executive Officer	-	200,985	3.6	(**)	April 15, 2028

Amir Govrin	40,712	18,506	2.61	(*)	February 12, 2027
Chief Technology Officer	-	26,112	4.50	(**)	May 13, 2028

Katrin Dlugach	16,655	12,954	2.61	(*)	February 12, 2027
VP R&D	-	26,112	4.50	(**)	May 13, 2028

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

Director Compensation

The following table sets out the compensation paid to directors for services rendered during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (*)	All Other Compensation	Total
	$ in thousands
Prof. Benad Goldwasser	$120	$-	$418	$-	$538
Shmuel Donnerstein	$16	$-	$69	$-	$85
Ronen Rosenbloom	$16	$-	$30	$-	$46
Lior Amit	$16	$-	$79	$-	$95
Moshe (Mori) Arkin (1)	$14	$-	$83	$-	$97
Inbal Kreiss (2)	$12	$-	$55	$-	$67
Zeev Vurembrand(3)	$10	$-	$33	$-	$43

(1)	Appointed as a director of ScoutCam Inc. on February 15, 2021.
(2)	Appointed as a director of ScoutCam Inc. on April 9, 2021.
(3)	Appointed as a director of ScoutCam Inc. on May 13, 2021.
(*)	Represents the equity-based compensation expenses recorded in the Company’s consolidated financial statements for the year ended December 31, 2021, based on the option’s fair value, calculated in accordance with accounting guidance for equity-based compensation.

On March 15, 2020, our board of directors approved a quarterly fee of $4,000 payable to each of our currently serving directors, excluding Professor Benad Goldwasser. On each of April, 9, 2021 and August 12, 2021, our board of directors approved the same terms for directors appointed subsequent to March 15, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our common stock as of March 28, 2022, of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our common stock.

The percentage of common stock beneficially owned is based on 7,121,737 shares of common stock outstanding as of March 28, 2022. The number and percentage of shares beneficially owned by a person or entity also include shares of common stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of March 28, 2022. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Unless otherwise indicated below, the address for each beneficial owner listed in the table below is c/o ScoutCam Inc., Suite 7A and 3B, Industrial Park, P.O. Box 3030, Omer, Israel 8496500.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Prof. Benad Goldwasser(2)	360,839	4.85%
Shmuel Donnerstein(3)	101,827	1.42%
Ronen Rosenbloom(4)	12,534	*
Lior Amit(5)	20,546	*
Inbal Kreiss(6)	5,341	*
Moshe (Mori) Arkin(7)	1,600,815	20.49%
Zeev Vurembrand	-	-
Yovav Sameah(8)	66,988	*
Tanya Yosef(9)	28,131	*
Amir Govrin(10)	53,116	*
Katrin Dlugach(11)	29,059	*
Roee Peled	-	-
Arik Priel	-	-
Directors and officers as a group (13 individuals)	2,279,196	27.21%
Medigus Ltd.	1,923,575	27.01%
The More Group (12)	940,318	12.39%
The Phoenix Holdings (13)	1,358,026	17.41%
The Meitav Dash Group (14)	891,500	11.78%
Noked Long Limited Partnership (15)	370,148	5.07%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of common stock beneficially owned by them.

(2)	Includes options to purchase 316,898 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2022.

(3)	Includes options to purchase 32,890 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2022.

(4)	Includes options to purchase 12,534 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2022.

(5)	Includes options to purchase 20,546 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2022.

(6)	Includes options to purchase 5,341 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2022.

(7)	Mr. Moshe Arkin is the sole shareholder and sole director of M. Arkin (1999) Ltd. and may therefore be deemed to be the indirect beneficial owner of the shares of common stock and warrants to purchase shares of common stock owned directly by M. Arkin (1999) Ltd. Includes warrants to purchase 681,360 shares of common stock and options to purchase 8,527 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2022.

(8)	Includes options to purchase 66,988 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2022

(9)	Includes options to purchase 28,131 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2022.

(10)	Includes options to purchase 53,116 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2022.

(11)	Includes options to purchase 29,059 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2022.

(12)	Based on information provided to or available to the Company, consists of warrants to purchase 470,159 shares of common stock. The business address of the More Group is BSR Tower 1, 2 Ben Gurion Street, Ramat Gan, Israel.

(13)	Based on the Schedule 13G/A filed by The Phoenix Holdings with the SEC on February 7, 2022 and information provided to or available to the Company, consists of 679,013 warrants to purchase shares of common stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2022. The business address of the Phoenix Holdings Ltd. is Derech Hashalom 53, Givataim 53454, Israel.

(14)	Based on information provided to or available to the Company, consists of warrants to purchase 445,750 shares of common stock.

(15)	Based on information provided to or available to the Company, consists of warrants to purchase shares 185,185 of common stock. The business address of Noked Long Limited Partnership is 30 Haarbaa’a street, Tel Aviv, Israel

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

On April 20, 2020, Medigus and ScoutCam Ltd. entered into an Intercompany Services Agreement, which amended and restated the intercompany services agreement executed between the parties on May 30, 2019. The agreement has an initial term of one year, and renews automatically for additional one-year periods, unless either party provides 60 (sixty) days written notice of non renewal. Either Medigus or ScoutCam Ltd. may terminate the agreement for convenience upon providing 60 days prior written notice. The services to be provided by ScoutCam Ltd. include the provision of office space, utilities, car services, insurance, and chief financial officer services. In consideration for the foregoing services, ScoutCam Ltd. is entitled to arm’s length service fees based on the most recent transfer pricing analysis as performed by an external expert, which may be adjusted from time to time. On March 22, 2022, ScoutCam Ltd. provided prior written notice to Medigus of termination of the Intercompany Services Agreement effective May 21, 2022.

On May 18, 2020, we entered into and consummated a securities purchase agreement with M. Arkin (1999) Ltd. (“Arkin Ltd.”) in connection with the sale and issuance of 229,569 units (“Arkin Units”), at a purchase price of $8.712 per Arkin Unit, and for an aggregate purchase price of $2,000,000 (the “Arkin Transaction”). Each Arkin Unit consists of: (i) two shares of common stock and (ii) (a) one warrant to purchase one share of common stock with an exercise price of $5.355 (“Arkin Warrant A”) and (b) two warrants, each to purchase one share of common stock with an exercise price of $8.037 (“Arkin Warrant B”, and together with Arkin Warrant A, the “Arkin Warrants”). The shares of common stock and Arkin Warrants were issued to Arkin Ltd. pursuant to Regulation S of the Securities Act of 1933, as amended.

Also on May 18, 2020, and in connection with the Arkin Transaction, we, Medigus and Arkin Ltd. entered into a Voting Agreement, pursuant to which Arkin Ltd. and Medigus each agreed to vote their respective shares of common stock in favor of the election of the opposite party’s designated representative(s), as applicable, to our board of directors. Each of Arkin Ltd.’s and Medigus’ rights under the Voting Agreement are contingent upon, inter alia, such party maintaining certain beneficial ownership thresholds in our company.

Also on May 18, 2020, in connection with the Arkin Transaction, we, Medigus and Arkin, entered into the Letter Agreement, whereby, provided that we obtain certain regulatory approvals described therein, we and Medigus agreed to amend certain terms of the Amended and Restated Asset Transfer Agreement and the License Agreement, thereby transferring outright certain patent assets from Medigus to us; provided, however, that in the event that we neglect the foregoing patent assets, we must transfer back ownership of the patent assets to Medigus for no additional consideration and absent any additional contingencies. On July 27, 2020, Medigus and ScoutCam Ltd. entered into each of the Addendum No. 1 to the Amended and Restated Asset Transfer Agreement, or the Addendum, and the Patent License Agreement Termination, in order to reflect and effect the amendments agreed upon in the Letter Agreement.

On June 23, 2020, we and Medigus entered into a Conversion Side Letter, pursuant to which Medigus converted $381,136 worth of outstanding credit previously extended to us, including interest by Medigus, into (a) 87,497 shares of our common stock, (b) warrants to purchase 43,749 shares of common stock at an exercise price of $5.355, and (c) warrants to purchase 87,497 shares of our common stock at an exercise price of $8.037.

In November 2020, we and certain of our warrant holders, including Professor Benad Goldwasser and Arkin Ltd., executed an amendment in connection with previously issued warrants to purchase shares of common stock, pursuant to which the parties agreed to remove the restrictions on transferability originally imposed on such warrants. As of December 31, 2020, warrants to purchase 100,257 shares of common stock were transferred in accordance with the foregoing amendment.

Beginning on January 1, 2021 and as of the date hereof, our board of directors authorized the allotment of options and RSU to purchase 128,334 shares of common stock to Prof. Benad Goldwasser and an aggregate of 501,842 options to purchase shares of common stock to additional directors and certain officers of our company.

On March 29, 2021, we issued to certain investors, including M. Arkin (1999) Ltd., a major stockholder of our company, of which Mori Arkin, a director of our company, is the owner, 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consists of (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of our the common stock equal or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, we may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise. The shares of common stock and the warrants were issued to such investors pursuant to Regulation S of the Securities Act of 1933, as amended. The securities issued in connection with the foregoing investment were registered by us for resale under a registration statement on Form S-1 declared effective on May 10, 2021.

Policies and Procedures for Related Party Transactions

Our board of directors is responsible for approving all related party transactions. Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval, or ratification of transactions with our related persons. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval, or ratification of our board of directors, or an appropriate committee thereof.

Director Independence

Our board of directors has determined that Professor Benad Goldwasser, Mr. Shmuel Donnerstein, Ms. Inbal Kreiss, Mr. Lior Amit and Mr. Zeev Vurembrand do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent”. We are not currently subject to listing requirements of any national securities exchange, which generally stipulates certain requirements that a majority of a company’s board of directors be classified as “independent”. As a result, we are not at this time required to have our board of directors comprised of a majority of “independent directors”. Notwithstanding the foregoing, we have voluntarily adopted the definition of “independent” as defined under Nasdaq Rule 5605(a)(2), and believe Professor Goldwasser, Mr. Donnerstein, Ms. Kreiss, Mr. Amit and Mr. Vurembrand qualify accordingly.

Item 14. Principal accounting fees and services

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by Brightman Almagor Zohar & Co., a firm in the Deloitte global network, and Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited, for the fiscal years ended December 31, 2020 and December 31, 2021:

Services	Year Ended December 31, 2021		Year Ended December 31, 2020
	$ in thousands
Audit fees(1)	$240	(3)	$170	(4)
Tax fees(2)	16		-
All other fees	-		-
Total fees	$256		$170

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Tax fees consist of services related to representing the Company before the Israel Tax Authority in a VAT assessment.

(3)

Audit Fees consists of $123,000 in connection with the services rendered by Brightman Almagor Zohar & Co., a firm in the Deloitte global network, and $117,000 in connection with the services rendered by Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited

(4)	Audit Fees consists of $65,000 in connection with the services rendered by Brightman Almagor Zohar & Co., a firm in the Deloitte global network, and $105,000 in connection with the services rendered by Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited.

Audit Committee Administration of Engagement

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures with respect to the engagement of an accountant for audit or non-audit services. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered.

Part IV

Item 15. exhibits, financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021)
3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021)
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on March 16, 2020)
10.1	Securities Exchange Agreement, dated September 16, 2019, by and between our Company and Medigus Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)
10.2	Amended and Restated Asset Transfer Agreement, by and between ScoutCam Ltd. and Medigus Ltd., dated December 1, 2019 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.3+	Consulting Agreement by and between ScoutCam Ltd. and Prof. Benad Goldwasser, dated July 31, 2019 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.4	2020 Share Incentive Plan (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 16, 2020)
10.5	Form of Notice of Option Grant and Option Agreement (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 16, 2020)
10.6	Amended and Restated Intercompany Services Agreement, by and between Medigus Ltd. and ScoutCam Ltd., dated April 20, 2020 (incorporated by reference to Exhibit 10.17 to our Form S-1 filed with the SEC on May 12, 2020)
10.7**	Patent License Agreement, by and between Medigus Ltd. and ScoutCam Ltd., dated December 1, 2019 (incorporated by reference to Exhibit 10.18 to our Form S-1 filed with the SEC on May 12, 2020)
10.8+	Employment Agreement, by and between ScoutCam Ltd. and Yaron Silberman, dated February 28, 2019 (incorporated by reference to Exhibit 10.19 to our Form S-1 filed with the SEC on May 12, 2020)
10.9+	Employment Agreement, by and between ScoutCam Ltd. and Amir Govrin, dated May 1, 2019 (incorporated by reference to Exhibit 10.20 to our Form S-1 filed with the SEC on May 12, 2020)
10.10+	Employment Agreement, by and between ScoutCam Ltd. and Tanya Yosef, dated January 14, 2021 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed with the SEC on March 31, 2021)
10.11+	Employment Agreement, by and between ScoutCam Ltd. and Katrin Dlugach, dated July 1, 2019 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on March 31, 2021)
10.12	Securities Purchase Agreement, dated May 18, 2020, by and between ScoutCam Inc. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.13	Voting Agreement, dated May 18, 2020, by and among ScoutCam Inc. Medigus Ltd. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.14	Letter Agreement, dated May 18, 2020, by and among ScoutCam Inc., ScoutCam Ltd., Medigus Ltd. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.15	Form of Warrant B by and between ScoutCam Inc. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.16**	Addendum No. 1 to the Amended and Restated Asset Transfer Agreement, dated July 27, 2020, by and between ScoutCam Ltd. and Medigus Ltd. (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-1/A filed with the SEC on October 19, 2021)
10.17	Patent License Agreement Termination, dated July 27, 2020, by and between ScoutCam Ltd. and Medigus Ltd. (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-1/A filed with the SEC on October 19, 2021)

10.18	Form of Amendment to Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 31, 2021)
10.19+	Employment Agreement, by and between Yovav Sameah and ScoutCam Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 8, 2021)
10.20	Purchase Order Form, between ScoutCam Inc. and the Investors in the March 2021 Private Placement (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2021)
10.21	Form of Warrant (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 24, 2021)
10.22+	Employment Agreement, dated August 31, 2021, by and between ScoutCam Ltd. and Roee Peled, (incorporated by reference to Exhibit 10.38 to our Registration Statement on Form S-1/A filed with the SEC on October 19, 2021)
10.23+*	Employment Agreement, dated October 26 , 2021, by and between ScoutCam Ltd. and Arik Priel
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Certain confidential information contained in this exhibit, marked by brackets, was omitted because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. “[***]” indicates where the information has been omitted from this exhibit
+	Management contract or compensatory plan or arrangement

(b)	Financial Statement Schedules. Schedules have been omitted because the information required to be set out therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUTCAM INC.

By:	/s/ Yovav Sameah
Name:	Yovav Sameah
Title:	Chief Executive Officer
Date:	March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yovav Sameah	Chief Executive Officer	March 30, 2022
Yovav Sameah	(Principal Executive Officer)

/s/ Tanya Yosef	Chief Financial Officer	March 30, 2022
Tanya Yosef	(Principal Financial Officer and Principal Accounting Officer)

/s/ Benad Goldwasser	Chairman of the Board	March 30, 2022
Benad Goldwasser

/s/ Shmuel Donnerstein	Director	March 30, 2022
Shmuel Donnerstein

/s/ Ronen Rosenbloom	Director	March 30, 2022
Ronen Rosenbloom

/s/ Lior Amit	Director	March 30, 2022
Lior Amit

/s/ Mori Arkin	Director	March 30, 2022
Mori Arkin

/s/ Inbal Kreiss	Director	March 30, 2022
Inbal Kreiss

/s/ Zeev Vurembrand	Director	March 30, 2022
Zeev Vurembrand

SCOUTCAM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Scoutcam Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scoutcam Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Development Services Revenue and Contract Liabilities – Refer to Note 2k. and Note 10 to the consolidated financial statements

Critical Audit Matter Description

The Company generates revenues from development services. The Company determines at contract inception whether development services are distinct from the performance obligation to manufacture the product under development. Revenues from development services that are determined as not distinct from the performance obligation to manufacture the product under development are deferred until commencement of manufacturing and are recognized over the manufacturing term. During 2021, all development services revenues billed have been deferred and recorded as contract liabilities (representing the contract liabilities balance of $2,420,000 as of December 31, 2021) and the respective service costs have been deferred and recorded as contract fulfillment assets ($1,675,000 as of December 31, 2021), as the development services were determined as not distinct from the performance obligation to manufacture the product under development.

We identified the assessment of whether development services were a distinct performance obligation and the impact on the timing of revenue recognition as a critical audit matter. Evaluating whether development services should be accounted for separately required judgment and increased audit effort in comparison to our audit as a whole, because of the complexity of the technical accounting analysis and due to the magnitude of the related contract liabilities as of December 31, 2021.

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

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 30, 2022

We have served as the Company’s auditor since 2020.

SCOUTCAM INC.

CONSOLIDATED BALANCE SHEETS

		December 31,
		2021	2020
		USD in thousands

Assets	Note

CURRENT ASSETS:
Cash and cash equivalents		8,581	3,373
Short terms deposits	3	11,013	-
Accounts receivable		8	17
Inventory	4	167	244
Medigus receivable	8	-	47
Other current assets		443	348
Total current assets		20,212	4,029

NON-CURRENT ASSETS:
Contract fulfillment assets	10	1,675	1,130
Property and equipment, net	5	781	269
Operating lease right-of-use assets	12	482	107
Severance pay asset		396	360
Total non-current assets		3,334	1,866

TOTAL ASSETS		23,546	5,895

Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable		103	79
Contract liabilities - short term	10	346	69
Operating lease liabilities - short term	12	256	60
Accrued compensation expenses		355	369
Medigus payable	8	39	-
Other accrued expenses	6	210	195
Total current liabilities		1,309	772

NON-CURRENT LIABILITIES:
Contract liabilities - long term	10	2,074	779
Operating lease liabilities - long term	12	203	47
Liability for severance pay		344	333
Total non-current liabilities		2,621	1,159

TOTAL LIABILITIES		3,930	1,931

SHAREHOLDERS’ EQUITY:	9
Common stock, $0.001 par value; 300,000,000 and 75,000,000 shares authorized as of December 31, 2021 and December 31, 2020, 7,121,737 and 4,084,122 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively		7	4
Additional paid-in capital		34,903	10,267
Accumulated deficit		(15,294)	(6,307)
TOTAL SHAREHOLDERS’ EQUITY		19,616	3,964

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		23,546	5,895

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
	Note	2021	2020
		USD in thousands (except per share data)

REVENUES	11	387	491
COST OF REVENUES		1,108	994
GROSS LOSS		(721)	(503)
RESEARCH AND DEVELOPMENT EXPENSES		2,002	725
SALES AND MARKETING EXPENSES		908	443
GENERAL AND ADMINISTRATIVE EXPENSES		5,481	3,035
OPERATING LOSS		(9,112)	(4,706)
OTHER INCOME		8	-
FINANCING INCOME (EXPENSES), NET		117	41
LOSS BEFORE TAXES ON INCOME		(8,987)	(4,665)
TAXES ON INCOME		-	(2)
NET LOSS		(8,987)	(4,667)
Net loss per share (basic and diluted, in USD)		(1.44)	(1.32)
Weighted average common shares (basic and diluted, in thousands)		6,240	3,529

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock			Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity
	Number in thousands	Amount		USD in thousands

Balance at January 1, 2021	4,084		$4	10,267	(6,307)	3,964
Issuance of shares and warrants (see note 9)	2,469		$2	19,116	-	19,118
Exercise of warrants (see note 9)	568		$1	3,490	-	3,491
Stock based compensation (see note 9)	-		-	2,030	-	2,030
Round up of shares due to reverse stock split (see note 9)	1	$	*	*	-	*
Net loss	-		-	-	(8,987)	(8,987)
Balance at December 31, 2021	7,122		7	34,903	(15,294)	19,616

	Common stock			Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity
	Number in thousands	Amount		USD in thousands

Balance at January 1, 2020	2,987		$3	4,159	(1,640)	2,522
Issuance of shares and warrants (see note 9)	677		$1	2,857	-	2,858
Exercise of warrants (see note 9)	333	$	*	1,729	-	1,729
Stock based compensation (see note 9)	-		-	1,141	-	1,141
Conversion of loan from Medigus (see note 8)	87	$	*	381	-	381
Net loss	-		-	-	(4,667)	(4,667)
Balance at December 31, 2020	4,084		$4	10,267	(6,307)	3,964

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(8,987)	(4,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114	66
Share based compensation	2,030	1,107
Profit from exchange differences on cash and cash equivalents	(130)	(85)
Severance pay asset and liability	(25)	4
Interest income in respect of deposits	(13)	-

CHANGES IN OPERATING ASSET AND LIABILITY:
Decrease in accounts receivable	9	5
Decrease in inventory	77	693
Increase in operating lease liability	20	-
Increase in ROU asset	(43)	-
Increase in other current assets	(126)	(270)
Increase in account payables	24	44
Increase in contract fulfillment assets	(545)	(1,130)
Increase in contract liabilities	1,572	346
Increase (decrease) in accrued compensation expenses	(14)	72
Increase (decrease) in Medigus receivable / payable	86	(15)
Increase (decrease) in other accrued expenses	65	(357)
Net cash flows used in operating activities	(5,886)	(4,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(595)	(276)
Investment in short terms deposits	(11,000)	-
Net cash flows used in investing activities	(11,595)	(276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	19,118	2,858
Proceeds from exercise of warrants	3,491	1,729
Issuance expenses	(50)	-
Loan repayment to Medigus	-	(81)
Net cash flows provided by financing activities	22,559	4,506

INCREASE IN CASH AND CASH EQUIVALENTS	5,078	43
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,373	3,245
PROFITS FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	130	85
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	8,581	3,373

Non cash activities -

	Year ended December 31,
	2021	2020
	USD in thousands
Right-of-use assets obtained in exchange for operating lease liabilities	524	97
Increase in property and equipment through a decrease in advances to suppliers	31	-
Loan from Medigus settled against receivable from Medigus	-	41
Conversion of loan from Medigus	-	381

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.

ScoutCam Inc. (the “Company”), formerly known as Intellisense Solutions Inc., (“Intellisense”), was incorporated under the laws of the State of Nevada on March 22, 2013. Prior to the closing of the Exchange Agreement (as defined below), the Company was a non-operating “shell company”.

The Company’s wholly owned subsidiary, ScoutCam Ltd. (“ScoutCam”), was formed in the State of Israel on January 3, 2019, as a wholly-owned subsidiary of Medigus Ltd. (“Medigus”), an Israeli company traded on the Nasdaq Capital Market, and commenced operations on March 1, 2019.

In December 2019, Medigus and ScoutCam consummated an asset transfer agreement, under which Medigus transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business to ScoutCam.

On December 30, 2019, Intellisense and Medigus consummated a securities exchange agreement (the “Exchange Agreement”), pursuant to which Medigus delivered 100% of its holdings in ScoutCam to Intellisense in exchange for shares of Intellisense’s common stock representing 60% of the issued and outstanding share capital of Intellisense immediately upon the consummation of the Exchange Agreement.

As of December 31, 2021, Medigus beneficially owned 27.01% of the Company’s outstanding common stock.

The Company, through ScoutCam, provides image-based platforms. Through the use of its proprietary visualization technology, ScoutCam offers solutions across predictive maintenance and condition-based monitoring markets, in sectors such as energy, automotive and aviation. ScoutCam’s solutions are based on small and highly resilient cameras, specialized AI analysis and supplementary technologies.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.

On August 9, 2021, the Company amended its Articles of Incorporation to effect a nine-to-one reverse stock split of its outstanding Common Stock.

As a result of the reverse stock split, every nine shares of the Company’s outstanding Common Stock was combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split. The amount of authorized capital of the Company’s Common Stock and par value of such shares remained unchanged.

All share, stock option and per share information in these consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

.	c.

Since incorporation of ScoutCam and through December 31, 2021, the Company accumulated a deficit of approximately $15.3 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources as of December 31, 2021 will enable the Company to fund its operating plan for more than 12 months from the date of issuance of these financial statements. The Company expects to continue to incur significant research and development expenses and other costs related to its ongoing operations and, as a result, will need to obtain additional funding in order to continue its future operations.

	d.	In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of December 31, 2021. These estimates may change, as new events occur and additional information is obtained.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of preparation:

The consolidated financial statements reflect the Company’s financial position, results of operations, changes in shareholders equity (capital deficiency) and cash flows in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

b.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its assumptions on an ongoing basis, including those related to contingencies, deferred taxes and inventory impairment, as well as estimates used in applying its revenue recognition policy. Actual results may differ from these estimates.

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

e.	Short-term bank deposits

Bank deposits with maturities of more than three months but less than one year are included in short-term bank deposits. Such short-term bank deposits are stated at cost which approximates fair market value.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Accounts receivable

Accounts receivable are presented in the Company’s consolidated balance sheets net of allowance for doubtful accounts. The Company estimates the collectability of its accounts receivable balances and adjusts its allowance for doubtful accounts accordingly.

When revenue recognition criteria are not met for a sale transaction that has been billed, the Company does not recognize deferred revenues or the related account receivable.

As of December 31, 2021 and 2020, no allowance for doubtful accounts was recorded.

g.	Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives.

The annual depreciation rates are as follows:

%
Machinery and laboratory equipment	10%-15%
Office furniture and equipment	10%
Computers and computer software	33%
Leasehold improvements	Over the shorter of the lease term (including options if any) or useful life

h.	Severance pay

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Pursuant to Section 14 of the Severance Compensation Act, 1963 (“Section 14”), all of the ScoutCam’s employees in Israel are entitled to a monthly contribution, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Contributions under Section 14 relieve the ScoutCam from any future severance payment obligation with respect to those employees. The aforementioned contributions are not recorded as an asset on the Company’s balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments.

The asset and the liability for severance pay presented in the balance sheets reflects employees that began employment prior to automatic application of Section 14.

The severance pay liability of ScoutCam to its employees that began employment prior to automatic application of Section 14 is based upon the number of years of service and the latest monthly salary of such employees and is partly covered by regular deposits with recognized pension funds and deposits with severance pay funds. Under labor laws, these deposits are in the employees’ names and, subject to certain limitations, are the property of the employees. ScoutCam records the obligation as if it were payable at each balance sheet date on an undiscounted basis.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Stock-Based Compensation

The Company measures and recognizes compensation expense for its equity classified stock-based awards granted under its plan based on estimated fair values on the grant dates. The Company calculates the estimated fair value of option awards on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. The Company’s expected dividend rate is zero since the Company does not currently pay cash dividends on its stocks and does not anticipate doing so in the foreseeable future. Each of the above factors requires the Company to use judgment and make estimates in determining the percentages and time periods used for the calculation. If the Company were to use different percentages or time periods, the estimated fair value of option awards could be materially different. The Company recognizes stock-based compensation cost for option awards on a accelerated basis over the employee’s requisite service period, net of estimated forfeitures.

j.	Inventories

Inventories include raw materials, inventory in process and finished products and are valued at the lower of cost or net realizable value.

The cost is determined a “first in-first out” basis. Cost of purchased raw materials and inventory in process includes costs of design, raw materials, direct labor, other direct costs and fixed production overheads. Materials and other supplies held for use in the production of inventories are not written down if the finished products in which they will be incorporated are expected to be sold at or above cost.

The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage and estimated current and future market values.

k.	Revenue recognition

a)	Revenue measurement

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

SCOUTCAM INC.

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

Product Revenue

Revenues from product sales are recognized at a point in time when the customer obtains control of the Company’s product, typically upon shipment to the customer. Indirect taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

l.	Cost of revenues

Cost of revenue consists of products purchased from sub-contractors, raw materials for in-house assembly line, shipping and handling costs to customers, salary, employee-related expenses, depreciation and overhead expenses.

Cost of revenues are expensed commensurate with the recognition of the respective revenues. Costs deferred in respect of deferral of revenues are recorded as contract fulfilment assets on the Company’s balance sheet and are written down to the extent the contract is expected to incur losses.

m.	Research and development costs

Research and development costs are expensed as incurred and includes salaries and employee-related expenses, overhead expenses, material and third-party contractors’ charges.

n.	Income taxes

Income taxes are accounted for using the asset and liability approach under ASC-740, “Income Taxes”. The asset and liability approach require the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

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

o.	Legal contingencies

From time to time, the Company and its subsidiary become involved in legal proceedings or are subject to claims arising in their ordinary course of business. Such matters are generally subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when the loss is probable and can reasonably estimate the amount of any such loss.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued):

p.	Basic and diluted net loss per common stock:

Basic net loss per common stock is computed by dividing net loss, as adjusted to include the weighted average number of shares of common stock outstanding during the year.

Diluted net loss per common stock is computed by dividing net loss, as adjusted, by the weighted average number of shares of common stock outstanding during the year, plus the number of shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2021 and December 31, 2020, since all such securities have an anti-dilutive effect.

q.	Leases

In accordance with ASC 842, leases, at inception of an arrangement, the Company determines whether an arrangement is or contains a lease based on the facts and circumstances present in the arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Arrangements that are determined to be leases at inception are recognized in long-term right-of-use assets (“ROU”) assets and short and long-term lease liabilities in the consolidated balance sheet at lease commencement. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company applies its incremental borrowing rate based on the economic environment at commencement date in determining the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases or payments are recognized on a straight-line basis over the lease term.

The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less.

         r.    Recent Accounting Standards:

Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. ASU 2019-12, “Simplifying the Accounting for Income Taxes”. This ASU amends Accounting Standards Codification (“ASC”) 740 by removing certain exceptions to the general principles, clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company adopted this standard in the first quarter of 2021. The adoption of this ASU did not impact on the Company’s financial statements or the related disclosures.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SHORT-TERM DEPOSITS

Short term investments as of December 31, 2021 include bank deposits bearing annual interest rates varying from 0.3% to 0.53%, with maturities of up to 12 months.

NOTE 4 - INVENTORY:

	December 31,
	2021	2020
	USD in thousands
Raw materials and supplies	99	45
Work in progress	2	-
Finished goods	66	278
Inventory write downs	-	(79)
	167	244

During the year ended 2021, no impairment occurred.

During the year ended 2020, the Company recognized an inventory impairment of $79 thousands.

NOTE 5 - PROPERTY AND EQUIPMENT, NET:

Property, plant and equipment, net consisted of the following:

	December 31,
	2021	2020
	USD in thousands
Cost:
Machinery and laboratory equipment	578	285
Leasehold improvements, office furniture and equipment	316	36
Computers and computer software	140	87
	1,034	408
Less: accumulated deprecation	(253)	(139)
Total property and equipment, net	781	269

Depreciation expenses were $114 thousand and $66 thousand for the years ended December 31, 2021 and 2020, respectively.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ACCRUED EXPENSES:

	December 31,
	2021	2020
	USD in thousands
IRS (see note 7b)	40	73
Accrued expenses	170	122
	210	195

NOTE 7 - INCOME TAXES:

a.	Basis of taxation

The Company and its subsidiary are taxed under the domestic tax laws of the jurisdiction of incorporation of each entity (United States and Israel, respectively).

Income from Israel was taxed at the corporate tax rate of 23%.

The Company was incorporated in the United States and is subject to the federal and state tax laws established in the United States.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduces the corporate tax rate to 21 percent from 35 percent, among other things.

b.	The Company did not timely file its tax return for 2013-2014 and therefore the IRS imposed penalties in the amount of $60 thousand (approximately $73 thousands including interest). As a result of a penalty abatement request by the Company, the IRS abated the penalty to approximately to $40 thousand.

c.	Israel tax loss carry forwards

As of December 31, 2021, ScoutCam has accumulated losses for tax purposes that were generated in Israel. These losses may be carried forward and offset against taxable income in the future for an indefinite period. A full valuation allowance was created against the ScoutCam’s deferred tax assets generated in Israel. Management currently believes that it is more likely than not that the deferred taxes generated in Israel will not be realized in the foreseeable future.

d.

On December 31, 2021, following a VAT audit in Israel for years 2019-2021, ScoutCam owed approximately NIS 740 thousand, (which is approximately $229 thousand) additional taxes to the Israeli Tax Authorities. As such, the financial statements as of December 31, 2021, include a provision of $229 thousand included in general and administrative expenses. On November 18, 2021, ScoutCam submitted an appeal to the Israeli Tax Authority on the finding of this VAT audit.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTIES:

a.	On April 20, 2020, ScoutCam entered into an Amended and Restated Intercompany Services Agreement with Medigus (the “Intercompany agreement”). The agreed upon services provided under the amended and restated Intercompany Agreement include:

1) lease of office space based on actual space utilized by Medigus and in shared spaces according to employee ratio; (2) utilities such as electricity, water, information technology and communication services based on employee ratio; (3) car services, including car rental, gas usage and payment for toll roads based on 100% of expense incurred from ScoutCam’s employee car; (5) directors and officers insurance, Medigus shall pay $150,000 of the annual premium for; (6) CFO services at a sum of 50% of Medigus’ CFO employer cost; (7) every direct expense of ScoutCam’s that is paid by Medigus in its entirety subject to approval of such direct expenses in advance; and (7) any other mutual expense that is borne by the parties according to the respective portion of the mutual expense.

The total net expenses for year ended December 31, 2020 amounted to $143 thousand.

The Company didn’t recognize expenses for the year ended December 31, 2021 in connection with this agreement.

On March 22, 2022, ScoutCam Ltd. provided 60 days prior written notice to Medigus of termination of the Intercompany Services Agreement.

b.	On July 31, 2019, ScoutCam and Prof. Benad Goldwasser entered into a consulting agreement, whereby Prof. Goldwasser agreed to serve as chairman of the Board of Directors of ScoutCam. Effective retroactively to March 1, 2019, services as chairman under the agreement were provided in consideration for, inter alia, a monthly fee of $10,000 and options representing 5% of Company’s fully-diluted share capital as of the Closing Date.

c.	On June 23, 2020, the Company and Medigus entered into a certain Conversion Side Letter, pursuant to which the Company converted $381,136 worth of outstanding credit previously extended by Medigus to the Company, which amount, as of the date thereof, included interest accrued thereon. In accordance with the terms of the Conversion Side Letter, the Company issued to Medigus, at a purchase price of $8.712, (a) 87,497 shares of common stock, (b) warrants to purchase 43,749 shares of common stock at an exercise price of $5.355, and (c) warrants to purchase 87,497 shares of common stock at an exercise price of $8.037.

d.	During December 2019, the Company entered into a consulting agreement with Shrem Zilberman Group (the “Consultant”) in the amount of $165 thousand (see also note 9a). A former director of the Company is related to one of the Consultant’s shareholders.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTIES (continued):

e.	On March 15, 2020, the Company’s Board of Directors approved, among other things, a quarterly fee of $4,000 payable to each of the Company’s directors, excluding Professor Goldwasser.

f.

On May 18, 2020, the Company allocated in a private issuance to M. Arkin (1999) Ltd. (“Arkin”) a total of 229,569 units (as described in note 9c) at a purchase price of $8.712 per unit (“Arkin Transaction”).

In connection with the Arkin Transaction, the Company, Medigus and Arkin, entered into the letter agreement, whereby, provided the Company obtains certain regulatory approvals described therein, Medigus and the Company agreed to amend certain terms of the amended and restated asset transfer agreement and the license agreement, thereby transferring outright certain patent assets from Medigus to the Company; provided, however, that in the event the Company abandons the foregoing patent assets, the Company must transfer back ownership of the patent assets to Medigus for no additional consideration and absent any additional contingencies.

In addition, on May 18, 2020, and in connection with the Arkin Transaction, the Company, Medigus and Arkin entered into a voting agreement, pursuant to which Arkin and Medigus each agreed to vote their respective shares of common stock in favor of the election of the opposite party’s designated representative(s), as applicable, to the Board. Each of Arkin’s and Medigus’ rights under the Voting Agreement are contingent upon, inter alia, such party maintaining a certain beneficial ownership threshold in the Company’ as follows:

(a) One person designated by Arkin is to be elected, for as long as Arkin, continues to beneficially own at least eight percent of the issued and outstanding capital stock of the Company.

(b) Three persons designated by Medigus are to be elected, for as long as Medigus, continues to beneficially own at least thirty five percent of the issued and outstanding capital stock of the Company.

(c) Two persons designated by Medigus are to be elected for so long as Medigus, continues to beneficially own less than thirty five percent and more than twenty percent of the issued and outstanding capital stock of the Company.

(d) One person designated by Medigus is to be elected for as long as Medigus, continues to beneficially own less than twenty percent and more than eight percent of the issued and outstanding capital stock of the Company.

g.	During 2020 the Company’s Board of Directors authorized the grant of options to purchase 318,207 shares of common stock of the Company to Prof. Goldwasser, the Chairman of the Board, options to purchase 131,048 shares of common stock of the Company to directors of the Company and options to purchase 227,356 shares of common stock of the Company to certain officers of the Company.

h.	During 2021 the Company’s Board of Directors authorized the grant of options to purchase 83,334 shares of common stock of the Company to Prof. Goldwasser, the Chairman of the Board, options to purchase 75,855 shares of common stock of the Company to directors of the Company and options to purchase 335,987 shares of common stock of the Company to certain officers of the Company.

i.	During 2020 and 2021 the Company received development services from Smartec R&D Ltd., a company owned by the Company’s CTO.

Total compensation for the fiscal years ended December 31, 2020 and December 31, 2021 was approximately $102 thousands and $82 thousands, respectively.

j	During 2020 and 2021 the Company received financial consultant services from Anona De Finance Ltd., a company owned by one of the Company’s directors.

Total compensation for the fiscal years ended December 31, 2020 and December 31, 2021 was approximately $32 thousands and $37 thousands, respectively.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EQUITY:

Increase of the authorized share capital

On January 20, 2021, the Company’s Board of Directors approved an increase of the authorized share capital of the Company by an additional 225,000,000 shares of common stock par value $0.001 per share, such that the authorized share capital of the Company following such increase shall be consisting of 300,000,000 shares of common stock.

Private placement:

a.	In December 2019, the Company allocated in a private placement, a total of 379,269 units at a purchase price of $8.712 per unit. Each unit was comprised of two shares of common stock par value $0.001 per share, one Warrant A (as described below) and two Warrants B (as described below). The immediate proceeds (gross) from the issuance of the units amounted to approximately $3.3 million.

Each Warrant A was exercisable into one share of common stock of the Company at an exercise price of $5.355 per share during the 12 month period following the allocation. Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of $8.037 per share during the 18 month period following the allocation.

In addition, Shrem Zilberman Group Ltd. (the “Consultant”) will be entitled to receive the amount representing 3% of any exercise price of each Warrant A or Warrant B that may be exercised in the future. In the event the total proceeds received as a result of exercise of warrants will be less than $2 million at the time of their expiration, the Consultant will be required to invest $250,000 in the Company in return for shares of common stock of Company. As of December 31, 2021, holders of the foregoing warrants have exercised in excess of $2 million and, accordingly, the Consultant is not required to invest $250,000 in the Company.

During 2020, 332,551 Warrants A were exercised and 46,718 unexercised Warrants A expired on December 30, 2020.

The Consultant received $53 thousand following the exercise of 332,551 Warrants A.

During the second quarter of 2021, 185,271 Warrants B were exercised and 573,256 unexercised Warrants B expired on June 30, 2021.

The Consultant received $45 thousand following the exercise of 185,274 Warrants A.

b.	On March 3, 2020, the Company issued in a private placement a total of 108,880 units at a purchase price of $8.712 per unit.

Each unit was comprised of two shares of common stock par value $0.001 per share, one Warrant A (as described below) and two Warrants B (as described below).

Each Warrant A was exercisable into one share of common stock of the Company at an exercise price of $5.355 per share during the 12 month period following the allocation.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of $8.037 per share during the 18 month period following the allocation.

The gross proceeds from the issuance of all securities offered amounted to approximately $948 thousands. After deducting issuance costs, the Company received proceeds of approximately $909 thousand.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

During 2021, 108,880 Warrants A were exercised.

217,760 unexercised Warrants B expired on September 3, 2021.

c.	On May 18, 2020, the Company allocated in a private placement to Arkin a total of 229,569 units at a purchase price of $8.712 per unit.

Each unit was comprised of two shares of common stock par value $0.001 per share, one Warrant A (as described below) and two Warrants B (as described below).

Each Warrant A was exercisable into one share of common stock of the Company at an exercise price of $5.355 per share during the 18 month period following the allocation.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of $8.037 per share during the 24 month period following the allocation.

The gross proceeds from the issuance of all securities offered amounted to approximately $2 million. After deducting issuance costs, the Company received proceeds of approximately $1.9 million.

During February 2021, 37,349 Warrants A were exercised.

During November 2021, 192,220 Warrants A were exercised.

d.

On June 23, 2020, (the “Conversion Date”), the Company entered into a side letter agreement with Medigus whereby the parties agreed to convert, at a conversion price of $4.356 per share, an outstanding line of credit previously extended by Medigus to ScoutCam, which as of the Conversion Date had $381,136 outstanding, into (a) 87,497 shares of the Company’s common stock, (b) to 43,749 Warrant A (as described below), and (c) 87,497 Warrant B (as described below). As the conversion price represented the same unit price as in the March 2020 and May 2020 private placements, no finance expenses have been recorded in statement of operations as a result of the conversion.

Each Warrant A is exercisable into one share of common stock of the Company at an exercise price of $5.355 per share during the 12 months period following the allocation.

Each Warrant B is exercisable into one share of common stock of the Company at an exercise price of $8.037 per share during the 18 months period following the allocation.

During June 2021, 43,749 Warrants A were exercised.

On December 23, 2021, 87,497 unexercised Warrants B expired.

e.	On March 29, 2021, the Company issued to certain investors, including M. Arkin (1999) Ltd., a major stockholder of the Company, of which Mori Arkin, a director of the company, is the owner, 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consists of (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of Company common stock equal or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

As of December 31, 2021, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

Warrant B	May 18, 2020	May 18, 2022	8.037	459,137
March 2021 Warrant	March 29, 2021	March 31, 2026	10.350	2,469,156
				2,928,293

In addition, if ScoutCam achieves an aggregate amount of $33 million in sales within the first three years immediately after the Exchange Agreement, the Company will issue to Medigus 298,722 shares of the Company’s common stock, which represents 10% of the Company’s issued and outstanding share capital as of the Exchange Agreement.

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

The Plan is designed to enable the Company to grant options to purchase shares of common stock and RSUs under various and different tax regimes including, without limitation: (i) pursuant and subject to Section 102 of the Israeli Tax Ordinance or any provision which may amend or replace it and any regulations, rules, orders or procedures promulgated thereunder and to designate them as either grants made through a trustee or not through a trustee; and (ii) pursuant and subject to Section 3 (i) of the Israeli Tax Ordinance.

During 2020, the Company granted 737,049 options pursuant to the Plan.

During 2021, the Company granted 648,712 options pursuant to the Plan.

Options granted generally have a contractual term of seven years and vest over a period of three to four years.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

Stock Option Activity

The following summarizes stock option activity:

	Amount of options	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$		$ in thousands
Outstanding - December 31, 2019	-	-	-
Granted	737,049	2.61	-	-
Outstanding - December 31, 2020	737,049	2.61	6.23	2,446

Granted	648,712	4.09	-	-
Cancelled	(132,207)	3.34	-	-
Outstanding - December 31, 2021	1,253,554	3.31	5.65	5,884

Options Exercisable - December 31, 2021	437,666	2.62	4.77	2,356

As of December 31, 2021, the aggregate intrinsic value of options granted is calculated as the difference between the exercise price and the closing price on the same date.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The weighted-average grant date fair value per option granted during the years ended December 31, 2021 was $6.73. The fair value of each award is estimated using Black-Scholes option-pricing model based on the following assumptions:

	Year ended December 31, 2021	Year ended December 31, 2020
Underlying value of shares ($)	7.65-10.35	4.014-7.2
Exercise price ($)	2.61-7.2	2.61-3.15
Expected volatility (%)	45.8%-49.00%	43.35%-45.25%
Term of the options (years)	7	7
Risk-free interest rate (%)	0.78%-1.51%	0.54%-1.55%

Volatility is derived from the historical volatility of publicly traded set of peer companies. The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. The Company has not paid dividends and does not anticipate paying dividends in the foreseeable future. Accordingly, no dividend yield was assumed for purposes of estimating the fair value of the

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

Company’s share-based compensation. The weighted average expected life of options was estimated individually in respect of each grant.

The unrecognized compensation expense calculated under the fair-value method for stock options expected to vest as of December 31, 2021 is approximately $2.05 million and is expected to be recognized over a weighted-average period of 1.36 years.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - REVENUES:

a.	Contract fulfillment assets:

The Company’s contract fulfillment assets:

	December 31,
	2021	2020
	USD in thousands
The change in contract fulfillment assets:
Balance at beginning of year	1,130	-
Additions during the year	545	1,130
Balance at end of year	1,675	1,130

b.	Contract liabilities:

The Company’s contract liabilities were as follows:

	December 31,
	2021	2020
	USD in thousands
The change in contract liabilities:
Balance at beginning of year	848	502
Deferred revenue relating to new sales	1,641	735
Revenue recognition during the period	(69)	(389)
Balance at end of year	2,420	848

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

Revenue recognized in 2021 that was included in deferred revenue balance as of December 31, 2020 was $69 thousand.

Revenue recognized in 2020 that was included in deferred revenue balance as of December 31, 2019 was $389 thousand.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes contract liability and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2021, the total RPO amounted to $3.2 million, which the Company expects to recognize over the expected manufacturing term of the product under development.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - ENTITY WIDE DISCLOSURES:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. The Company manages its business based on one operating segment, as described in Note 1.

a.	Revenues by geographical area (based on the location of customers)

The following is a summary of revenues within geographic areas:

	Year ended on December 31,
	2021	2020
	USD in thousands
United States	273	418
United Kingdom	48	41
Israel	19	5
Other	47	27
	387	491

b.	Major customers

Set forth below is a breakdown of Company’s revenue by major customers (major customer –revenues from these customers constituted at least 10% of total revenues in a certain year):

	Year ended on
	December 31,
	2021	2020
	USD in thousands
Customer A	199	383

Customers B	48	41

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LEASES

The Company’s leases relate to vehicles leases and to short term lease of Company’s offices.

The components of lease expenses during the periods presented were as follows:

	Year ended December 31,
	2021	2020
	USD in thousands
Operating lease expenses	202	45
Short-term lease expenses	-	88
Sublease income	(8)	-
Total net lease expenses	194	133

Supplemental cash flow information related to operating leases during the period presented was as follows:

	Year ended December 31,
	2021	2020
	USD in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	202	45

Lease term and discount rate related to operating leases as of the period presented were as follows:

	December 31,
	2021	2020
	USD in thousands
Weighted-average remaining lease term (in years)	0.76	1.85
Weighted-average discount rate	6%	10%

The maturities of lease liabilities under operating leases as of December 31, 2021 are as follows:

USD in thousands
2022	265
2023	203
2024	20
Total undiscounted lease payments	488
Less: Imputed interest	(29)
Total lease liabilities	459

NOTE 13 - SUBSEQUENT EVENTS:

On February 23, 2022, the Company’s Board of Directors authorized the grant of options to Prof. Goldwasser, the Chairman of the Board, to purchase 45,000 shares of common stock of the Company and RSU to purchase 90,000 shares of common stock of the Company to certain officers of the Company.

