Form 10-Q
period 2022-03-31
ScoutCam Inc.
filed 2022-05-16
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, the registrant had 7,121,737 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2021 (filed on March 30, 2022) entitled “Risk Factors” as well as in our other public filings.

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

Item 1. Financial Statements

ScoutCam INC.

INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

CONSOLIDATED SCOUTCAM INC.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	8,292	8,581
Short terms deposits	11,026	11,013
Accounts receivable	14	8
Inventory	190	167
Other current assets	416	443
	19,938	20,212

NON-CURRENT ASSETS:
Contract fulfillment assets	1,675	1,675
Property and equipment, net	755	781
Operating lease right-of-use assets	463	482
Severance pay asset	390	396
	3,283	3,334

TOTAL ASSETS	23,221	23,546

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2022	2021
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	227	103
Contract liabilities - short term	1,276	346
Operating lease liabilities - short term	252	256
Accrued compensation expenses	375	355
Related parties	-	39
Other accrued expenses	212	210
	2,342	1,309
NON-CURRENT LIABILITIES:
Contract liabilities - long term	2,760	2,074
Operating lease liabilities - long term	181	203
Liability for severance pay	338	344
	3,279	2,621
TOTAL LIABILITIES	5,621	3,930

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 7,121,737 shares issued and outstanding as of March 31, 2022 and December 31, 2021	7	7
Additional paid-in capital	35,675	34,903
Accumulated deficit	(18,082)	(15,294)
TOTAL SHAREHOLDERS’ EQUITY	17,600	19,616

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	23,221	23,546

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended
	March 31,
	2022	2021
	Unaudited
	USD in thousands (except per share data)

REVENUES	2	24
COST OF REVENUES	288	203
GROSS LOSS	(286)	(179)
RESEARCH AND DEVELOPMENT EXPENSES	954	281
SALES AND MARKETING EXPENSES	243	197
GENERAL AND ADMINISTRATIVE EXPENSES	1,286	933
OPERATING LOSS	(2,769)	(1,590)
OTHER INCOME	8	-
FINANCING EXPENSES, NET	(27)	(16)
NET LOSS	(2,788)	(1,606)

Net loss per ordinary share (basic and diluted, USD)	(0.39)	(0.38)
Weighted average ordinary shares (basic and diluted, in thousands)	7,122	4,222

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2022 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2022	7,122	7	34,903	(15,294)	19,616
Stock based compensation	-	-	772	-	772
Net loss	-	-	-	(2,788)	(2,788)

Balance at March 31, 2022	7,122	7	35,675	(18,082)	17,600

Three Months Ended March 31, 2021 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2021	4,084	4	10,267	(6,307)	3,964
Issuance of shares and warrants	2,469	2	19,116	-	19,118
Stock based compensation	-	-	79	-	79
Exercise of warrants	146	1	780	-	781
Net loss	-	-	-	(1,606)	(1,606)

Balance at March 31, 2021	6,699	7	30,242	(7,913)	22,336

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2022	2021
	Unaudited
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,788)	(1,606)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	50	17
Share based compensation	772	79
Profit from exchange differences from operating lease liability	(10)	-
Loss from exchange differences on cash and cash equivalents	41	12
Interest income in respect of deposits	(13)	-

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Decrease (increase) in accounts receivable	(6)	6
Increase in inventory	(23)	(101)
Decrease in operating lease liability	(16)	-
Decrease in ROU asset	19	-
Decrease (increase) in other current assets	27	(105)
Increase in account payables	124	413
Increase (decrease) in related parties	(39)	46
Increase in contract fulfillment assets	-	(240)
Increase in contract liabilities	1,616	663
Increase (decrease) in accrued compensation expenses	20	(80)
Increase in other accrued expenses	2	122
Net cash flows used in operating activities	(224)	(774)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(24)	(117)
Net cash flows used in investing activities	(24)	(117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	781
Proceeds from issuance of shares and warrants	-	9,500
Net cash flows provided by financing activities	-	10,281

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(248)	9,390
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,581	3,373
LOSS FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(41)	(12)
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	8,292	12,751

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Non cash activities -

	Three months ended March 31,
	2022	2021
	Unaudited
	USD in thousands

Right-of-use assets obtained in exchange for operating lease liabilities	46	226

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

As of March 31, 2022, Medigus beneficially owned 27.01% of the Company’s outstanding common stock.

The Company, through ScoutCam, provides image-based platforms. Through the use of its proprietary visualization technology, ScoutCam offers solutions across predictive maintenance and condition-based monitoring markets, in sectors such as energy, automotive and aviation. ScoutCam’s solutions are based on small and highly resilient cameras, specialized AI analysis and supplementary technologies.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.	On August 9, 2021, the Company amended its Articles of Incorporation to effect a nine-to-one reverse stock split of its outstanding Common Stock. As a result of the reverse stock split, every nine shares of the Company’s outstanding Common Stock was combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split. The amount of authorized capital of the Company’s Common Stock and par value of such shares remained unchanged. All share, stock option and per share information in these interim consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

c.

Since incorporation of ScoutCam and through March 31, 2022, the Company accumulated a deficit of approximately $18.1 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources as of March 31, 2022 will enable the Company to fund its operating plan for more than 12 months from the date of issuance of these financial statements. The Company expects to continue to incur significant research and development expenses and other costs related to its ongoing operations and, as a result, will need to obtain additional funding in order to continue its future operations.

d.	In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of March 31, 2022. These estimates may change, as new events occur and additional information is obtained.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2021.

b.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

c.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, deferred taxes, inventory impairment, stock-based compensation, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from those estimates.

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LEASES:

On March 31, 2022, the Group’s ROU assets and lease liabilities for operating leases totaled $463 thousands and $433 thousand, respectively.

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

Lease expenses recorded in the interim consolidated statements of operations were $71 thousand for the three months ended March 31, 2022.

ScoutCam subleases the part of the office space to a third party for approximately $3 thousand for month.

Supplemental cash flow information related to operating leases was as follows:

Three months ended March 31, 2022
USD in thousands
Cash payments for operating leases	71
Total lease expenses	71

As of March 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 0.7 years and a weighted average discount rate of 6%. Future lease payments under operating leases as of March 31, 2022 were as follows:

Operating leases
USD in thousands
Remainder of 2022	203
2023	218
2024	37
Total future lease payments	458
Less imputed interest	(25)
Total lease liability balance	433

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY:

Warrants:

As of March 31, 2022, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

Warrant B	May 18, 2020	May 18, 2022	8.037	459,137
Warrant March 2021	March 29, 2021	March 31, 2026	10.350	2,469,156
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

Stock option activity

During the three months ended March 31, 2022, the Company granted 53,000 options pursuant to the Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Three months ended March 31, 2022
Underlying value of ordinary shares ($)	7.2
Exercise price ($)	4.5
Expected volatility (%)	127.62%
Term of the options (years)	7
Risk-free interest rate	1.98%

The cost of the benefit embodied in the options granted during the three months ended March 31, 2022, based on their fair value as at the grant date, is estimated to be approximately $356 thousands. These amounts will be recognized in statements of operations over the vesting period.

The following table summarizes stock option activity for the three months ended March 31, 2022:

	For the Three months ended March 31, 2022
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	1,253,554	3.31
Granted	53,000	4.50
Cancelled	(37,011)	2.61
Outstanding at end of period	1,269,543	4.14

Vested at end of period	441,785	2.65

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

Restricted stock unit (“RSU”) activity

During the three months ended March 31, 2022, the Company granted 90,000 RSUs pursuant to the Plan.

Each RSU will vest based on continued service which is generally over three years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.

The cost of the benefit embodied in the RSU granted during the three months ended March 31, 2022, based on their fair value as at the grant date, is estimated to be approximately $648 thousands. These amounts will be recognized in statements of operations over the vesting period.

The following table summarizes RSU activity for the three months ended March 31, 2022:

	For the Three months ended March 31, 2022
	Amount of RSUs	Weighted Average Grant Date Fair Value per Share
		$
Outstanding at beginning of period	-	-
Granted	90,000	7.2
Vested	-	-
Forfeited	-	-
Unvested and Outstanding at end of period	90,000	7.2

The following table sets forth the total share-based payment expenses resulting from options granted, included in the statements of operation:

Three months ended March 31, 2022
USD in thousands
Cost of revenues	28
Research and development	150
Sales and marketing expenses	61
General and administrative	533
Total expenses	772

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
	USD in thousands
Contract fulfillment assets	1,675	1,675
Contract liabilities	4,036	2,420

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2022, the total RPO amounted to $4 million, which the Company expects to recognize over the expected manufacturing term of the product under development.

NOTE 6 – INVENTORY:

Composed as follows:

	March 31,	December 31,
	2022	2021
	USD in thousands
Raw materials and supplies	96	99
Work in progress	2	2
Finished goods	92	66
	190	167

During the period ended March 31, 2022, no impairment occurred.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders of the Company by the weighted average number of ordinary shares as described below.

In computing the Company’s diluted loss per share, the numerator used in the basic loss per share computation is adjusted for the dilutive effect, if any, of the Company’s potential shares of common stock. The denominator for diluted loss per share is a computation of the weighted-average number of ordinary shares and the potential dilutive ordinary shares outstanding during the period.

NOTE 8 – RELATED PARTIES

a. Balances with related parties:

	March 31, 2022	December 31, 2021
	USD in thousands
Related parties	-	39

b.	During three months ended March 31, 2022 and March 31, 2022 the Company received development services from Smartec R&D Ltd., a company owned by the Company’s CTO.

Total compensation during the three months ended March 31, 2022 and March 31, 2021 was approximately $25 thousands and $13 thousands, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events as of the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2021 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

The Company’s primary business activity during last few months was enlarging its focus on R&D activities in the domain of I4.0 (including PdM and CBM in sectors such as the aviation, energy and automotive). The main effect of this activity was an increase in the number of employees to enable the Company to manage the anticipated increased workload and solution development.

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three month period ended March 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	2022	2021	% Change
Revenues	2,000	24,000	(92)%
Cost of Revenues	288,000	203,000	42%
Gross Loss	(286,000)	(179,000)	60%
Research and development expenses	954,000	281,000	240%
Sales and marketing expense	243,000	197,000	23%
General and administrative expenses	1,286,000	933,000	38%
Operating Loss	(2,769,000)	(1,590,000)	74%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the three months ended March 31, 2022, ScoutCam generated revenues of $2,000, a decrease of $22,000, or 92%, from the three months ended March 31, 2021 revenues.

The decrease in revenues was primarily due to an overall decrease in the sales of the Company’s component products to occasional customers.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, inventory write-downs, certain allocated facilities, and expenses associated with logistics and quality control.

Cost of revenues for the three months ended March 31, 2022 was $288,000, an increase of $85,000, or 42%, compared to cost of revenues of $203,000 for the three months ended March 31, 2021.

The increase was primarily due to an increase in payroll expenses due to stock-based compensation and increase in facility costs due to a lease for additional office space.

Gross Loss

Gross loss for the three months ended March 31, 2022 was $286,000, an increase of $107,000, or 60%, compared to gross loss of $179,000 for the three months ended March 31, 2021.

The increase was primarily due to decrease in revenues and increase in cost of revenues as described above.

Research and Development Expenses

Research and development efforts are focused on new product development and on developing additional functionality for our new and existing products. These expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for personnel engaged in research and development functions, consulting and professional fees related to research and development activities, prototype materials, facility costs and other allocated expenses, which include expenses for rent and maintenance of our facility, utilities, depreciation and other supplies. We expense research and development costs as incurred.

Research and development expenses for the three months ended March 31, 2022 were $954,000, an increase of $673,000, or 240%, compared to $281,000 for the three months ended March 31, 2021.

The increase was primarily due to an increase in payroll expenses (including stock-based compensation), materials and subcontractors, and because we have recently begun examining additional applications for our micro ScoutCam™ portfolio outside of the medical, defense and aerospace fields, including in sectors such as automotive, industrial non-destructing-testing industries, automotive and energy.

In addition, there was an increase in R&D payroll expenses in first quarter of 2022 due to the fact that during the first quarter of 2021 a substantial part of our payroll expenses was capitalized to contract fulfillment asset and was not recognized as expenses in profit and loss.

We expect that our research and development expenses will increase as we continue to develop our products and service and recruit additional research and development employees to the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, consulting services, promotional materials, demonstration equipment and certain allocated facility infrastructure costs.

Sales and marketing expenses for the three months ended March 31, 2022 were $243,000, an increase of $46,000, or 23%, compared to $197,000 for the three months ended March 31, 2021.

The increase was primarily due to an increase in payroll expenses (including stock-based compensation) due to the recruitment of a VP Business Development in Industry 4.0.

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs, as well as professional fees for legal, patent, consulting, investor, and public relations, accounting, auditing, tax services and insurance costs.

General and Administrative expenses for the three months ended March 31, 2022 were $1,286,000, an increase of $353,000, or 38%, compared to $933,000 for the three months ended March 31, 2021.

The increase was primarily due to an increase of $511,000 in share based compensation due to new option grants, partially offset by a decrease in IP expenses.

Operating loss

We incurred an operating loss of $2,769,000 for the three months ended March 31, 2022, an increase of $1,179,000, or 74%, compared to operating loss of $1,590,000 for the three months ended March 31, 2021.

The increase in operating loss was primarily due to increases in expenses related to general and administrative, research and development, and sales and marketing, as described above.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $8.3 million and $11 million of short-term deposits compared to cash and cash equivalents $8.6 million and 11 million of short-term deposits as of December 31, 2021. In addition, as of March 31, 2022 we incurred an accumulated deficit of approximately $18.1 million, compared to $15.3 million as of December 31, 2021.

Our primary sources of liquidity to date have been from fund raising and warrant exercises.

Additional Cash Requirements

We plan to continue to invest for long-term growth, and therefore we expect that our expenses will increase. We currently believe that our existing cash and cash equivalents and short-term deposits will be sufficient to meet our anticipated cash needs for at least the next 12 months. We expect our expenses will increase in connection with our ongoing activities, particularly as we continue the research and development and the scale up process of our I4.0 solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We may raise these funds through equity financing, debt financing or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended March 31,
	2022	2021
Cash used in Operating Activity	(224,000)	(774,000)
Cash used in Investing Activity	(24,000)	(117,000)
Cash provided by Financing Activity	-	10,281,000

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

During the three months ended March 31, 2022, cash used in operating activities was $0.2 million, consisting of net loss of $2.8 million, partially offset by a non-cash benefit of $0.8 million and a favorable net change in operating assets and liabilities of $1.7 million. Our non-cash benefit consisted primarily of non-cash charges of $0.8 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in contract liability of $1.6 million.

During the three months ended March 31, 2021, cash used in operating activities was $0.8 million, consisting of net loss of $1.6 million, partially offset by a non-cash benefit of $0.1 million and a favorable net change in operating assets and liabilities of $0.7 million. Our non-cash benefit consisted primarily of stock-based compensation expense of $0.1 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in contract liability of $0.7 million, account payables of $0.4 million and other accrued expenses of $0.1 million, partially offset by cash outflows from changes in contract fulfillment assets of $0.2 million, inventory and other current assets of $0.2 million.

Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $24,000, consisting of purchases of property and equipment.

During the three months ended December 31, 2021, cash used in investing activities was $117,000, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $10.3 million, consisting primarily of $9.5 million from cash proceeds from issuance of shares and warrants and $0.8 million proceeds from exercise of warrants.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the information set forth in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31,2021 as filed with the SEC on March 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the SEC during the recent fiscal quarter ended March 31, 2022.

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

Date: May 16, 2022	SCOUTCAM INC.

	By:	/s/ Yovav Sameah
	Name:	Yovav Sameah
	Title:	Chief Executive Officer
ScoutCam Inc.

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
ScoutCam Inc.

-23-