Form 10-Q
period 2022-06-30
ScoutCam Inc.
filed 2022-08-11
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 7,121,737 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Item 1. Financial Statements

ScoutCam INC.

INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

CONSOLIDATED SCOUTCAM INC.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	7,314	8,581
Short terms deposits	9,536	11,013
Accounts receivable	99	8
Inventory	609	167
Other current assets	410	443
	17,968	20,212

NON-CURRENT ASSETS:
Contract fulfillment assets	1,615	1,675
Property and equipment, net	720	781
Operating lease right-of-use assets	431	482
Severance pay asset	329	396
	3,095	3,334

TOTAL ASSETS	21,063	23,546

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2022	2021
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payables	309	103
Contract liabilities - short term	1,426	346
Operating lease liabilities - short term	228	256
Accrued compensation expenses	376	355
Related parties	22	39
Other accrued expenses	295	210
	2,656	1,309
NON-CURRENT LIABILITIES:
Contract liabilities - long term	2,429	2,074
Operating lease liabilities - long term	137	203
Liability for severance pay	328	344
	2,894	2,621
TOTAL LIABILITIES	5,550	3,930

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 7,121,737 shares issued and outstanding as of June 30, 2022 and December 31, 2021	7	7
Additional paid-in capital	36,360	34,903
Accumulated deficit	(20,854)	(15,294)
TOTAL SHAREHOLDERS’ EQUITY	15,513	19,616

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	21,063	23,546

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021
	Unaudited
	USD in thousands (except per share data)

Revenues	372	298	370	274
Cost of revenues	849	610	561	407
Gross Loss	(477)	(312)	(191)	(133)
Research and development expenses	1,975	643	1,021	362
Sales and marketing expenses	446	404	203	207
General and administrative expenses	2,452	2,328	1,166	1,395
Operating loss	(5,350)	(3,687)	(2,581)	(2,097)
Other income	15	-	7	-
Financing income (expenses), net	(225)	(7)	(198)	9
Net Loss	(5,560)	(3,694)	(2,772)	(2,088)
Net loss per ordinary share (basic and diluted, USD)	(0.78)	(0.67)	(0.39)	(0.31)
Weighted average ordinary shares (basic and diluted, in thousands)	7,122	5,480	7,122	6,724

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2022 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at January 1, 2022	7,122	7	34,903	(15,294)	19,616
Stock based compensation	-	-	1,457	-	1,457
Net loss	-	-	-	(5,560)	(5,560)

Balance at June 30, 2022	7,122	7	36,360	(20,854)	15,513

Three Months Ended June 30, 2022 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at April 1, 2022	7,122	7	35,675	(18,082)	17,600
Stock based compensation	-	-	685	-	685
Net loss	-	-	-	(2,772)	(2,772)

Balance at June 30, 2022	7,122	7	36,360	(20,854)	15,513

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Six Months Ended June 30, 2021 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2021	4,084	4	10,267	(6,307)	3,964
Issuance of shares and warrants	2,469	2	19,116	-	19,118
Stock based compensation	-	-	635	-	635
Exercise of warrants	375	1	2,458	-	2,459
Net loss	-	-	-	(3,694)	(3,694)

Balance at June 30, 2021	6,928	7	32,476	(10,001)	22,482

Three Months Ended June 30, 2021 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at April 1, 2021	6,699	7	30,242	(7,913)	22,336
Exercise of warrants	229	*	1,678	-	1,678
Stock based compensation	-	-	556	-	556
Net loss	-	-	-	(2,088)	(2,088)

Balance at June 30, 2021	6,928	7	32,476	(10,001)	22,482

*	Represents an amount less than $1 thousand

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,560)	(3,694)	(2,772)	(2,088)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	103	39	53	22
Changes in severance pay asset, net	51	(56)	51	(56)
Share based compensation	1,457	635	685	556
Profit from exchange differences from operating lease liability	(50)	-	(40)	-
Loss (Profit) from exchange differences on cash and cash equivalents	327	(4)	286	(16)
Interest income in respect of deposits	(23)	-	(10)	-

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Increase in accounts receivable	(91)	(43)	(85)	(49)
Decrease (increase) in inventory	(442)	99	(419)	200
Decrease in operating lease liability	(125)	-	(109)	-
Decrease in ROU asset	132		113	-
Increase (decrease) in related parties	(17)	60	-	14
Decrease (increase) in other current assets	33	(509)	6	(404)
Increase (decrease) in account payables	206	224	82	(189)
Decrease (increase) in contract fulfillment assets	60	(380)	60	(140)
Increase (decrease) in contract liabilities	1,435	537	(181)	(126)
Increase in accrued compensation expenses	21	60	1	140
Increase (decrease) in other accrued expenses	85	(22)	105	(144)
Net cash flows used in operating activities	(2,398)	(3,054)	(2,174)	(2,280)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(42)	(170)	(18)	(53)
Withdrawal of short terms deposits	5,000	-	5,000	-
Investment in short term deposits	(3,500)	-	(3,500)	-
Net cash flows provided by (used in) investing activities	1,458	(170)	1,482	(53)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	2,504	-	1,723
Proceeds from issuance of shares and warrants	-	19,118	-	9,618
Net cash flows provided by financing activities	-	21,622	-	11,341

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(940)	18,398	(692)	9,008
PROFIT (LOSS) FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(327)	4	(286)	16
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	8,581	3,373	8,292	12,751
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	7,314	21,775	7,314	21,775

Non cash activities -

	Six months ended		Three months ended
	June 30,		June 30,
	2022	2021	2022	2021
	Unaudited
	USD in thousands
Issuance expenses	-	45	-	45
Right-of-use assets obtained in exchange for operating lease liabilities	81	359	35	133

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

As of June 30, 2022, Medigus beneficially owned 27.01% of the Company’s outstanding common stock.

The Company, through ScoutCam, provides image-based platforms. Through the use of its proprietary visualization technology, ScoutCam offers solutions across predictive maintenance and condition-based monitoring markets, in sectors such as energy, automotive and aviation. ScoutCam’s solutions are based on small and highly resilient cameras, specialized AI analysis and supplementary technologies.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.	On August 9, 2021, the Company amended its Articles of Incorporation to effect a nine-to-one reverse stock split of its outstanding Common Stock. As a result of the reverse stock split, every nine shares of the Company’s outstanding Common Stock were combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split. The amount of authorized capital of the Company’s Common Stock and par value of such shares remained unchanged. All share, stock option and per share information in these interim consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

c.	Since incorporation of ScoutCam and through June 30, 2022, the Company accumulated a deficit of approximately $20,854 thousand and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources as of June 30, 2022 will enable the Company to fund its operating plan for more than 12 months from the date of issuance of these financial statements. The Company expects to continue to incur significant research and development expenses and other costs related to its ongoing operations and, as a result, will need to obtain additional funding in order to continue its future operations.

d.	In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of June 30, 2022. These estimates may change, as new events occur and additional information is obtained.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Statements

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

As described therein, to the extent development services are not distinct from the performance obligation relating to the subsequent production phase, revenue from these services is deferred until commencement of the production phase. Further to the inception of the production phase (refer to Note 5), the Company recognizes deferred development services over the expected term of production.

e.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Group’s condensed consolidated financial statements.

NOTE 3 – LEASES:

On June 30, 2022, the Group’s ROU assets and lease liabilities for operating leases totaled $431 thousands and $365 thousand, respectively.

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

Lease expenses recorded in the interim consolidated statements of operations were $136 thousand for the six months ended June 30, 2022.

ScoutCam subleases part of the office space to a third party for approximately $3 thousand for month.

Supplemental cash flow information related to operating leases was as follows:

Six months ended 30, 2022
USD in thousands
Cash payments for operating leases	136
Total lease expenses	136

As of June 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 0.71 years and a weighted average discount rate of 6%. Future lease payments under operating leases as of June 30, 2022 were as follows:

Operating leases
USD in thousands
Remainder of 2022	122
2023	222
2024	41
Total future lease payments	385
Less imputed interest	(20)
Total lease liability balance	365

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY:

Warrants:

As of June 30, 2022, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

Warrant March 2021	March 29, 2021	March 31, 2026	10.350	2,469,156
				2,469,156

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

Stock option activity

During the six months ended June 30, 2022, the Company granted 53,000 options pursuant to the Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option pricing model, using the following assumptions:

Six months ended June 30, 2022
Underlying value of ordinary shares ($)	7.2
Exercise price ($)	4.5
Expected volatility (%)	127.62%
Term of the options (years)	7
Risk-free interest rate	1.98%

The cost of the benefit embodied in the options granted during the six months ended June 30, 2022, based on their fair value as at the grant date, is estimated to be approximately $356 thousands. These amounts will be recognized in statements of operations over the vesting period.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

The following table summarizes stock option activity for the six months ended June 30, 2022:

	For the Six months ended June 30, 2022
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	1,253,554	3.31
Granted	53,000	4.50
Cancelled	(37,011)	2.61
Outstanding at end of period	1,269,543	4.14

Vested at end of period	673,509	2.98

Restricted stock unit (“RSU”) activity

During the six months ended June 30, 2022, the Company granted 90,000 RSUs pursuant to the Plan.

Each RSU will vest based on continued service which is generally over three years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.

The cost of the benefit embodied in the RSU granted during the six months ended June 30, 2022, based on their fair value as at the grant date, is estimated to be approximately $648 thousands. These amounts will be recognized in statements of operations over the vesting period

The following table summarizes RSU activity for the six months ended June 30, 2022:

	For the Six months ended June 30, 2022
	Amount of options	Weighted Average Grant Date Fair Value per Share
		$
Outstanding at beginning of period	-	-
Granted	90,000	7.2
Vested	-
Forfeited	-	-
Unvested and Outstanding at end of period	90,000	7.2

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

The following table sets forth the total share-based payment expenses resulting from options granted, included in the statements of operation:

Six months ended June 30, 2022
USD in thousands

Cost of revenues	48
Research and development	311
Sales and marketing	99
General and administrative	999
Total expenses	1,457

NOTE 5 – REVENUES:

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
	USD in thousands
Contract fulfillment assets	1,615	1,675
Contract liabilities	3,855	2,420

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

In the current quarter the Company completed the development service stage of its miniature camera solution relating these deferred development services and moved from the development stage to the production stage. As a result, the Company recognized $106 thousands during the period, based on the expected term of the production stage.

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be recognized as revenue in future periods. As of June 30, 2022, the total RPO amounted to $3,855 thousand, which the Company expects to recognize over the expected manufacturing term of the product under development.

NOTE 6 – SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORY:

Composed as follows:

	June 30,	December 31,
	2022	2021
	USD in thousands
Raw materials and supplies	596	99
Work in progress	13	2
Finished goods	-	66
	609	167

During the period ended June 30, 2022, no impairment occurred.

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

NOTE 8 – RELATED PARTIES

a.    Balances with related parties:

	June 30, 2022	December 31, 2021
	USD in thousands

Directors(*)	22	-
Medigus	-	39

(*)	represents directors’ compensation

b.	During six months ended June 30, 2022 the Company received development services from Smartec R&D Ltd., a company owned by the Company’s CTO.

Total compensation during the six months ended June 30, 2022 and June 30, 2021 was approximately $55 thousands and $40 thousands, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On July 12, 2022, the Company and the Chief Executive Officer of the Company, mutually agreed that the CEO’s employment with the Company would terminate on October 18, 2022.

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

Overview

The Company’s primary business activity during last few months was enlarging its focus on R&D activities in the domain of I4.0 (including Predictive Maintenance, PdM, and Condition Based Monitoring, CBM, in sectors such as the aviation, energy and automotive). The main effect of this activity was an increase in the number of employees to enable the Company to manage the anticipated increased workload and solution development.

In addition, recently the Company completed the verification and validation (V&V) stage of its miniature camera solution with a Fortune 500 company and moved from R&D stage to production stage.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months period ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Six months ended June 30,
	2022	2021	% Change
Revenues	372,000	298,000	25%
Cost of Revenues	849,000	610,000	39%
Gross Loss	(477,000)	(312,000)	53%
Research and development expenses	1,975,000	643,000	207%
Sales and marketing expense	446,000	404,000	10%
General and administrative expenses	2,452,000	2,328,000	5%
Operating Loss	(5,350,000)	(3,687,000)	45%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the six months ended June 30, 2022, we generated revenues of $372,000, an increase of $74,000, or 25% from the six months ended June 30, 2021.

The increase in revenues was primarily due to the increase in revenue from our miniature camera solution with the Fortune 500 company due to completion R&D stage and moving to production stage. Total revenues recorded from our miniature camera solution with the Fortune 500 company during the six months ended June 30, 2022, amounted to approximately $327,000. We did not record any revenue from our miniature camera solution with the Fortune 500 company during the six months ended June 30, 2021.

This increase in revenues was partly offset by the following:

-	Total revenues recorded from A.M. Surgical during the six months ended June 30, 2021, amounted to approximately $200,000. We did not record any revenue from A.M. Surgical during the six months ended June 30, 2022.

-	the decrease of $53,000 due to an overall decrease in the sales of the Company’s component products to occasional customers.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, inventory write-downs, certain allocated facilities and expenses associated with logistics and quality control.

Cost of revenues for the six months ended June 30, 2022 was $849,000, an increase of $239,000, or 39%, compared to cost of revenues of $610,000 for the six months ended June 30, 2021. The increase was primarily due to an increase in materials as a result of an increase in revenues, an increase in payroll expenses due to stock-based compensation and due to the transition from the R&D stage to the production stage as described on “Overview” and increase in facility costs due to a lease for additional office space.

Gross Loss

Gross loss for the six months ended June 30, 2022 was $477,000, an increase of $165,000, or 53%, compared to gross loss of $312,000 for the six months ended June 30, 2021.

The increase was primarily due to increase in cost of revenues partially offset by an increase in revenue as described above.

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

Research and development expenses for the six months ended June 30, 2022 were $1,975,000, an increase of $1,332,000, or 207%, compared to $643,000 for the six months ended June 30, 2021.

The increase was primarily due to an increase in payroll expenses (including stock-based compensation), materials and subcontractors, and because we have recently begun examining additional applications for our micro ScoutCam™ portfolio outside of the medical, defense and aerospace fields, including in sectors such as automotive, industrial non-destructing-testing industries, automotive and energy and increase in facility costs due to a lease for additional office space.

In addition, there was an increase in R&D payroll expenses in first half of 2022 due to the fact that during the first half of 2021 a part of our payroll expenses was capitalized to contract fulfillment asset and was not recognized as expenses in profit and loss.

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

Sales and marketing expenses for the six months ended June 30, 2022 were $446,000, an increase of $42,000, or 10%, compared to $404,000 for the six months ended June 30, 2021.

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

General and Administrative expenses for the six months ended June 30, 2022 were $2,452,000, an increase of $124,000, or 5%, compared to $2,328,000 for the six months ended June 30, 2021.

The increase was primarily due to an increase in share based compensation due to new options and RSUs grants, partially offset by a decrease in IP expenses.

Operating loss

We incurred an operating loss of $5,350,000 for the six months ended June 30, 2022, an increase of $1,663,000, or 45%, compared to operating loss of $3,687,000 for the six months ended June 30, 2021.

The increase in operating loss was primarily due to increases in expenses related to general and administrative, research and development and sales and marketing, as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Six month ended June 30,
	2022	2021
Cash used in Operating Activity	(2,398,000)	(3,054,000)
Cash provided by (used in) Investing Activity	1,458,000	(170,000)
Cash provided by Financing Activity	-	21,622,000

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

During the six months ended June 30, 2022, cash used in operating activities was $2.4 million, consisting of net loss of $5.6 million, partially offset by a non-cash benefit of $1.5 million, a favorable net change in operating assets and liabilities of $1.3 million and loss from exchange differences on cash and cash equivalents of $0.3 million. Our non-cash benefit consisted primarily of non-cash charges of $1.5 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in contract liability of $1.4 million.

During the six months ended June 30, 2021, cash used in operating activities was $3.1 million, consisting of net loss of $3.7 million partially offset by a non-cash benefit of $0.6 million. Our non-cash benefit consisted primarily of non-cash charges of $0.6 million for stock-based compensation.

Investing Activities

For the six months ended June 30, 2022, net cash flows provided by investing activities was $1,458,000, due to change of $1,500,000 in short terms deposits partially offset by the purchase of property and equipment.

For the six months ended June 30, 2021, net cash flows used in investing activities was $170,000, due to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2021, net cash flows provided by financing activities was $21.6 million, due to proceeds from the issuance of shares and warrants equivalent to approximately $19.1 million and proceeds from exercise from warrants of approximately $2.5 million.

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months period ended June 30, 2022, and 2021, together with the changes in those items in dollars and as a percentage:

	Three months ended June 30,
	2022	2021	% Change
Revenues	370,000	274,000	35%
Cost of Revenues	561,000	407,000	38%
Gross Loss	(191,000)	(133,000)	44%
Research and development expenses	1,021,000	362,000	182%
Sales and marketing expense	203,000	207,000	(2)%
General and administrative expenses	1,166,000	1,395,000	(16)%
Operating Loss	(2,581,000)	(2,097,000)	23%

Revenues

For the three months ended June 30, 2022, we generated revenues of $370,000, an increase of $96,000, or 35%, from the three months ended June 30, 2021.

The increase in revenues was primarily due to the increase in revenue from our miniature camera solution with the Fortune 500 company due to completion R&D stage and moving to production stage. Total revenues recorded from our miniature camera solution with the Fortune 500 company during the six months ended June 30, 2022, amounted to approximately $327,000. We did not record any revenue from our miniature camera solution with the Fortune 500 company during the three months ended June 30, 2021.

This increase in revenues was partly offset by the following:

-	Total revenues recorded from A.M. Surgical during the six months ended June 30, 2021, amounted to approximately $200,000. We did not record any revenue from A.M. Surgical during the three months ended June 30, 2022.

-	the decrease of $31,000 due to an overall decrease in the sales of the Company’s component products to occasional customers.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, inventory write-downs, certain allocated facilities and expenses associated with logistics and quality control.

Cost of revenues for the three months ended June 30, 2022 was $561,000, an increase of $154,000, or 38%, compared to cost of revenues of $407,000 for the three months ended June 30, 2021.

The increase was primarily due to an increase in materials as a result of an increase in revenues, an increase in payroll expenses due to stock-based compensation and due to the transition from the R&D stage to the production stage as described on “Overview” and increase in facility costs due to a lease for additional office space.

Gross Loss

Gross loss for the three months ended June 30, 2022 was $191,000, an increase of $58,000, or 44%, compared to gross loss of $133,000 for the three months ended June 30, 2021.

The increase was primarily due to increase in cost of revenues partially offset by an increase in revenue as described above.

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

Research and development expenses for the three months ended June 30, 2022 were $1,021,000, an increase of $659,000, or 182%, compared to $362,000 for the three months ended June 30, 2021.

The increase was primarily due to an increase in payroll expenses (including stock-based compensation), materials and subcontractors, and because we have recently begun examining additional applications for our micro ScoutCam™ portfolio outside of the medical, defense and aerospace fields, including in sectors such as automotive, industrial non-destructing-testing industries, automotive and energy and increase in facility costs due to a lease for additional office space.

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

Sales and marketing expenses for the three months ended June 30, 2022 were $203,000, a decrease of $4,000, or 2%, compared to $207,000 for the three months ended June 30, 2021.

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

General and Administrative expenses for the three months ended June 30, 2022 were $1,166,000, a decrease of $229,000, or 16%, compared to $1,395,000 for the three months ended June 30, 2021.

The decrease was primarily due to a decrease in IP expenses.

Operating loss

We incurred an operating loss of $2,581,000 for the three months ended June 30, 2022, an increase of $484,000, or 23%, compared to operating loss of $2,097,000 for the three months ended June 30, 2021.

The increase in operating loss was primarily due to increases in expenses related to general and administrative, research and development and sales and marketing, as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended June 30,
	2022	2021
Cash used in Operating Activity	(2,174,000)	(2,280,000)
Cash provided by (used in) Investing Activity	1,482,000	(53,000)
Cash provided by Financing Activity	-	11,341,000

Operating Activities

Our primary use of cash from operating activities have been for headcount-related expenditures, research and development costs, manufacturing costs, marketing and promotional expenses, professional services cost and costs related to our facilities. Our cash flows from operating activities will continue to be affected due to the expected increase of spending on our business and our working capital requirements.

During the three months ended June 30, 2022, cash used in operating activities was $2.2 million, consisting of net loss of $2.8 million and an unfavorable net change in operating assets and liabilities of $0.4 million partially offset by a non-cash benefit of $0.7 million, and loss from exchange differences on cash and cash equivalents of $0.3 million. Our non-cash benefit consisted primarily of non-cash charges of $0.7 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in inventory of $0.4 million.

Investing Activities

For the three months ended June 30, 2022, net cash flows provided by investing activities was $1,482,000, due to change of $1,500,000 in short terms deposits partially offset by the purchase of property and equipment.

For the three months ended June 30, 2021, net cash flows used in investing activities was $53,000, due to the purchase of property and equipment.

Financing Activities

For the three months ended June 30, 2021, net cash flows provided by financing activities was $11.3 million, due to proceeds from the issuance of shares and warrants equivalent to approximately $9.6 million and proceeds from exercise from warrants of approximately $1.7 million.

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

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $7.3 million and $9.5 million of short-term deposits compared to cash and cash equivalents $8.6 million and $11 million of short-term deposits as of December 31, 2021. In addition, as of June 30, 2022 we incurred an accumulated deficit of approximately $20.9 million, compared to $15.3 million as of December 31, 2021.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the SEC during the recent fiscal quarter ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
3.1.1	Amended and Restarted Articles of Incorporation, effective as of August 9, 2021 (incorporated by reference to Exhibit 3.1.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 12,2021)

3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 11, 2022	SCOUTCAM INC.

	By:	/s/ Benad Goldwasser
	Name:	Benad Goldwasser
	Title:	Chairman of the Board
ScoutCam Inc.

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
ScoutCam Inc.

- 28 -