Form 10-Q
period 2022-09-30
ScoutCam Inc.
filed 2022-11-14
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 7,121,737 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Item 1. Financial Statements

ScoutCam INC.

INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

CONSOLIDATED SCOUTCAM INC.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	2,586	8,581
Short terms deposits	12,579	11,013
Accounts receivable	15	8
Inventory	652	167
Other current assets	272	443
	16,104	20,212

NON-CURRENT ASSETS:
Contract fulfillment assets	1,555	1,675
Property and equipment, net	708	781
Operating lease right-of-use assets	325	482
Severance pay asset	325	396
	2,913	3,334

TOTAL ASSETS	19,017	23,546

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2022	2021
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payables	366	103
Contract liabilities - short term	1,429	346
Operating lease liabilities - short term	192	256
Accrued compensation expenses	352	355
Related parties	67	39
Other accrued expenses	150	210
	2,556	1,309
NON-CURRENT LIABILITIES:
Contract liabilities - long term	2,324	2,074
Operating lease liabilities - long term	85	203
Liability for severance pay	324	344
	2,733	2,621
TOTAL LIABILITIES	5,289	3,930

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 7,121,737 shares issued and outstanding as of September 30, 2022 and December 31, 2021	7	7
Additional paid-in capital	36,819	34,903
Accumulated deficit	(23,098)	(15,294)
TOTAL SHAREHOLDERS’ EQUITY	13,728	19,616

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	19,017	23,546

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021
	Unaudited
	USD in thousands (except per share data)

Revenues	506	321	134	23
Cost of revenues	1,279	821	430	211
Gross Loss	(773)	(500)	(296)	(188)
Research and development expenses	3,023	1,193	1,048	550
Sales and marketing expenses	617	629	171	225
General and administrative expenses	3,262	3,931	810	1,603
Operating loss	(7,675)	(6,253)	(2,325)	(2,566)
Other income	23	3	8	3
Financing income (expenses), net	(152)	(6)	73	1
Net Loss	(7,804)	(6,256)	(2,244)	(2,562)
Net loss per ordinary share (basic and diluted, USD)	(1.10)	(1.05)	(0.32)	(0.37)
Weighted average ordinary shares (basic and diluted, in thousands)	7,122	5,968	7,122	6,930

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2022 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at January 1, 2022	7,122	7	34,903	(15,294)	19,616
Stock based compensation	-	-	1,916	-	1,916
Net loss	-	-	-	(7,804)	(7,804)

Balance at September 30, 2022	7,122	7	36,819	(23,098)	13,728

Three Months Ended September 30, 2022 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at July 1, 2022	7,122	7	36,360	(20,854)	15,513
Stock based compensation	-	-	459		459
Net loss	-	-	-	(2,244)	(2,244)

Balance at September 30, 2022	7,122	7	36,819	(23,098)	13,728

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Nine Months Ended September 30, 2021 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2021	4,084	4	10,267	(6,307)	3,964
Issuance of shares and warrants	2,469	2	19,116	-	19,118
Stock based compensation	-	-	1,317	-	1,317
Exercise of warrants	375	1	2,458	-	2,459
Round up shares due to reverse stock split	1	*	-	-	-
Net loss	-	-	-	(6,256)	(6,256)

Balance at September 30, 2021	6,929	7	33,158	(12,563)	20,602

Three Months Ended September 30, 2021 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at July 1, 2021	6,929	7	32,476	(10,001)	22,482
Stock based compensation	-	-	682	-	682
Net loss	-	-	-	(2,562)	(2,562)

Balance at September 30, 2021	6,929	7	33,158	(12,563)	20,602

*	Represents an amount less than $1 thousand

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(7,804)	(6,256)	(2,244)	(2,562)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	160	63	57	24
Changes in severance pay asset, net	51	(56)	-	-
Share based compensation	1,916	1,317	459	682
Profit from exchange differences from operating lease liability	(52)	-	(2)	-
Loss (Profit) from exchange differences on cash and cash equivalents	301	(12)	(26)	(8)
Interest income in respect of deposits	(66)	-	(43)	-

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Decrease (increase) in accounts receivable	(7)	(2)	84	41
Decrease (increase) in inventory	(485)	99	(43)	-
Decrease in operating lease liability	(183)	-	(58)	-
Decrease in ROU asset	210	-	78	-
Increase in related parties	28	72	45	12
Decrease (increase) in other current assets	171	(170)	138	339
Increase (decrease) in account payables	263	122	57	(102)
Decrease (increase) in contract fulfillment assets	120	(504)	60	(124)
Increase (decrease) in contract liabilities	1,333	529	(102)	(8)
Increase (decrease) in accrued compensation expenses	(3)	34	(24)	(26)
Increase (decrease) in other accrued expenses	(60)	60	(145)	82
Net cash flows used in operating activities	(4,107)	(4,704)	(1,709)	(1,650)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(87)	(483)	(45)	(313)
Withdrawal of short terms deposits	5,000	-	-	-
Investment in short term deposits	(6,500)	-	(3,000)	-
Net cash flows provided by (used in) investing activities	(1,587)	(483)	(3,045)	(313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance expenses	-	(50)	-	(95)
Proceeds from exercise of warrants	-	2,459	-	-
Proceeds from issuance of shares and warrants	-	19,118	-	-
Net cash flows provided by financing activities	-	21,527	-	(95)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,694)	16,340	(4,754)	(2,058)
PROFIT (LOSS) FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(301)	12	26	8
BALANCE OF CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	8,581	3,373	7,314	21,775
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	2,586	19,725	2,586	19,725

Non cash activities -

	Nine months ended		Three months ended
	September 30,		September 30,
	2022	2021	2022	2021
	Unaudited
	USD in thousands

Issuance expenses	-	45	-	-
Right-of-use assets obtained in exchange for operating lease liabilities	118	423	37	64
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(65)	-	(65)	-
Increase in property and equipment through a decrease in advances to suppliers	-	31	-	31

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

As of September 30, 2022, Medigus beneficially owned 27.02% of the Company’s outstanding common stock.

The Company, through ScoutCam, provides image-based platforms. Through the use of its proprietary visualization technology, ScoutCam offers solutions across predictive maintenance and condition-based monitoring markets, in sectors such as energy, automotive and aviation. ScoutCam’s solutions are based on small and highly resilient cameras, specialized AI analysis and supplementary technologies.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.	On August 9, 2021, the Company amended its Articles of Incorporation to effect a nine-to-one reverse stock split of its outstanding Common Stock. As a result of the reverse stock split, every nine shares of the Company’s outstanding Common Stock were combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split. The amount of authorized capital of the Company’s Common Stock and par value of such shares remained unchanged. All share, stock option and per share information in these interim consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

c.	Since incorporation of the Company and through September 30, 2022, the Company accumulated a deficit of $23,098 thousand and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources as of September 30, 2022 will enable the Company to fund its operating plan for more than 12 months from the date of issuance of these financial statements. The Company expects to continue to incur significant research and development expenses and other costs related to its ongoing operations and, as a result, will need to obtain additional funding in order to continue its future operations.

d.	In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on its operations and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of September 30, 2022. These estimates may change, as new events occur, and additional information is obtained.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Unaudited Interim Financial Statements

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

NOTE 3 – LEASES:

On September 30, 2022, the Group’s ROU assets and lease liabilities for operating leases totaled $325 thousand and $277 thousand, respectively.

In December 2020, ScoutCam entered into a lease agreement for office space in Omer, Israel. The agreement is for 36 months beginning on January 1, 2021.

In March 2021, ScoutCam entered into a lease agreement for additional office space in Omer, Israel. The agreement is until December 31, 2023. Monthly lease payments under the agreements are approximately $12 thousand.

Lease expenses recorded in the interim consolidated statements of operations were $203 thousand for the nine months ended September 30, 2022.

ScoutCam subleases part of the office space to a third party for approximately $3 thousand for month.

Supplemental cash flow information related to operating leases was as follows:

Nine months ended September 30, 2022
USD in thousands
Cash payments for operating leases	203
Total lease expenses	203

As of September 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 0.47 years and a weighted average discount rate of 6%. Future lease payments under operating leases as of September 30, 2022 were as follows:

Operating leases
USD in thousands
Remainder of 2022	52
2023	194
2024	40
2025	6
Total future lease payments	292
Less imputed interest	(15)
Total lease liability balance	277

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY:

Warrants:

As of September 30, 2022, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

March 2021 Warrant	March 29, 2021	March 31, 2026	10.350	2,469,156
				2,469,156

In addition, if the Company achieves an aggregate amount of $33 million in sales within the first three years immediately after the Exchange Agreement, the Company will issue to Medigus 298,722 shares of the Company’s common stock, which represents 10% of the Company’s issued and outstanding share capital as of the Exchange Agreement.

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

Stock option activity

During the nine months ended September 30, 2022, the Company granted 53,000 options pursuant to the Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option pricing model, using the following assumptions:

Nine months ended September 30, 2022
Underlying value of ordinary shares ($)	7.2
Exercise price ($)	4.5
Expected volatility (%)	127.62%
Term of the options (years)	7
Risk-free interest rate	1.98%

The cost of the benefit embodied in the options granted during the nine months ended September 30, 2022, based on their fair value as at the grant date, is estimated to be approximately $356 thousand. These amounts will be recognized in statements of operations over the vesting period.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	For the Nine months ended September 30, 2022
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	1,253,554	3.31
Granted	53,000	4.50
Cancelled	(52,569)	3.17
Outstanding at end of period	1,253,985	3.36

Vested at end of period	748,531	3.03

Restricted stock unit (“RSU”) activity

During the nine months ended September 30, 2022, the Company granted 90,000 RSUs pursuant to the Plan.

Each RSU will vest based on continued service which is generally over three years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.

The cost of the benefit embodied in the RSU granted during the nine months ended September 30, 2022, based on their fair value as at the grant date, is estimated to be approximately $648 thousand. These amounts will be recognized in statements of operations over the vesting period

The following table summarizes RSU activity for the nine months ended September 30, 2022:

	For the Nine months ended September 30, 2022
	Amount of RSU	Weighted Average Grant Date Fair Value per Share
		$
Outstanding at beginning of period	-	-
Granted	90,000	7.2
Vested	-	-
Forfeited	-	-
Unvested and Outstanding at end of period	90,000	7.2

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

The following table sets forth the total share-based payment expenses resulting from options granted, included in the statements of operation:

Nine months ended September 30, 2022
USD in thousands

Cost of revenues	37
Research and development	442
Sales and marketing	134
General and administrative	1,303
Total expenses	1,916

NOTE 5 – REVENUES:

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
	USD in thousands
Contract fulfillment assets	1,555	1,675
Contract liabilities	3,753	2,420

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

In the second quarter of 2022 the Company completed the development of its miniature camera solution relating to these advanced payments and moved to production. As a result, the Company recognized revenues of $211 thousand during the nine-month period ended September 30, 2022, that were included as deferred development services revenues in the contract liabilities balance, based on the expected manufacturing term of the product. Accordingly, the Company recognized expenses of $120 thousands during the nine-month period ended September 30, 2022, that were included as deferred development services expenses in the contract fulfillment assets balance.

In addition, the Company recognized revenues of 222 $ thousands during the nine-month period from the sales of the product.

a.	The Company’s contract fulfillment assets were as follows:

	Nine months ended September 30,	Twelve months ended December 31,
	2022	2021
	USD in thousands
Balance at beginning of year	1,675	1,130
Additions during the period	-	545
Additions (expenses) recognized during the period	(120)	-
Balance at end of period	1,555	1,675

b.	The Company’s contract liabilities were as follows:

	Nine months ended September 30,	Twelve months ended December 31,
	2022	2021
	USD in thousands
Balance at beginning of period	2,420	848
Deferred revenue relating to new sales	1,616	1,641
Revenue recognized during the period – development services	(211)	-
Recognition during the period - other	(72)	(69)
Balance at end of period	3,753	2,420

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be recognized as revenue in future periods. As of September 30, 2022, the total RPO amounted to $3,753 thousand, which the Company expects to recognize over the expected manufacturing term of the product under development.

NOTE 6 – SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORY:

Composed as follows:

	September 30,	December 31,
	2022	2021
	USD in thousands
Raw materials and supplies	544	99
Work in progress	65	2
Finished goods	43	66
	652	167

During the period ended September 30, 2022, no impairment occurred.

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

NOTE 8 – RELATED PARTIES

a.    Balances with related parties:

	September 30, 2022	December 31, 2021
	USD in thousands

Directors(*)	67	-
Medigus	-	39

(*)	represents directors’ compensation

b.	During nine months ended September 30, 2022 the Company received development services from Smartec R&D Ltd., a company owned by the Company’s CTO.

Total compensation during the nine months ended September 30, 2022 and September 30, 2021 was approximately $87 thousand and $52 thousand, respectively.

c.	On July 12, 2022, the Company and Yovav Sameah, the Chief Executive Officer of the Company, mutually agreed that the Yovav’s employment with the Company would terminate on October 18, 2022.

NOTE 9 – SUBSEQUENT EVENTS

On July 13, 2022, the Board resolved to appoint Mr. Yehu Ofer to serve as Chief Executive Officer of the Company, which appointment shall enter into effect on October 18, 2022.

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

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months period ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Nine months ended September 30,
	2022	2021	% Change
Revenues	506,000	321,000	58%
Cost of Revenues	1,279,000	821,000	56%
Gross Loss	(773,000)	(500,000)	55%
Research and development expenses	3,023,000	1,193,000	153%
Sales and marketing expense	617,000	629,000	(2)%
General and administrative expenses	3,262,000	3,931,000	(17)%
Operating Loss	(7,675,000)	(6,253,000)	23%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the nine months ended September 30, 2022, we generated revenues of $506,000, an increase of $185,000, or 58% from the nine months ended September 30, 2021.

The increase in revenues was primarily due to the increase in revenue from our miniature camera solution with the Fortune 500 company due to completion R&D stage and moving to production stage. Total revenues recorded from our miniature camera solution with the Fortune 500 company during the nine months ended September 30, 2022, amounted to approximately $433,000. We did not record any revenue from our miniature camera solution with the Fortune 500 company during the nine months ended September 30, 2021.

This increase in revenues was partly offset by the following:

-	Total revenues recorded from A.M. Surgical during the nine months ended September 30, 2021, amounted to approximately $200,000. We did not record any revenue from A.M. Surgical during the nine months ended September 30, 2022.

-	the decrease of $49,000 due to an overall decrease in the sales of the Company’s component products to occasional customers.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, inventory write-downs, certain allocated facilities and expenses associated with logistics and quality control.

Cost of revenues for the nine months ended September 30, 2022 was $1,279,000, an increase of $458,000, or 56%, compared to cost of revenues of $821,000 for the nine months ended September 30, 2021. The increase was primarily due to an increase in materials as a result of an increase in revenues, an increase in payroll expenses due to stock-based compensation and due to the transition from the R&D stage to the production stage as described on “Overview” and increase in facility costs due to a lease for additional office space.

In the second quarter of 2022 the Company completed the development service stage of its miniature camera solution relating to these advanced payments and moved to production. As a result, the Company recognized expenses of $120 thousands during the nine-month period, based on the expected manufacturing term of the product.

Gross Loss

Gross loss for the nine months ended September 30, 2022 was $773,000, an increase of $273,000, or 55%, compared to gross loss of $500,000 for the nine months ended September 30, 2021.

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

Research and development expenses for the nine months ended September 30, 2022 were $3,023,000, an increase of $1,830,000, or 153%, compared to $1,193,000 for the nine months ended September 30, 2021.

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

In addition, there was an increase in R&D payroll expenses in first nine months of 2022 due to the fact that during the corresponding period last year a part of our payroll expenses was capitalized to contract fulfillment asset and was not recognized as expenses in profit and loss.

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

Sales and marketing expenses for the nine months ended September 30, 2022 were $617,000, a decrease of $12,000, or 2%, compared to $629,000 for the nine months ended September 30, 2021.

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

General and Administrative expenses for the nine months ended September 30, 2022 were $3,262,000, a decrease of $669,000, or 17%, compared to $3,931,000 for the nine months ended September 30, 2021.

The decrease was primarily due to:

-	decrease in IP expenses and
-

cancellation of a provision of $129,000 related to additional taxes due, following the entering into an agreement with the Israeli Tax Authority. On September 30, 2021, the Company accrued an amount of approximately NIS 740,000 ($229,000) for additional taxes due following a VAT audit by the Israeli Tax Authority for the years 2019-2021. In July 2022, the Company reached an agreement with the Israeli Tax Authority, according to which the amount due in additional taxes was reduced to approximately NIS 341,000 ($100,000).

Operating loss

We incurred an operating loss of $7,675,000 for the nine months ended September 30, 2022, an increase of $1,422,000, or 23%, compared to operating loss of $6,253,000 for the nine months ended September 30, 2021.

The increase in operating loss was primarily due to increases in gross loss and expenses related to research and development, partially offset by decrease in sales and marketing expenses and general and administrative expenses, as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Nine month ended September 30,
	2022	2021
Cash used in Operating Activity	(4,107,000)	(4,704,000)
Cash used in Investing Activity	(1,587,000)	(483,000)
Cash provided by Financing Activity	-	21,527,000

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

During the nine months ended September 30, 2022, cash used in operating activities was $4.1 million, consisting of net loss of $7.8 million, partially offset by a non-cash benefit of $1.9 million, a favorable net change in operating assets and liabilities of $1.4 million and loss from exchange differences on cash and cash equivalents of $0.3 million. Our non-cash benefit consisted primarily of non-cash charges of $1.4 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in contract liability of $1.3 million.

During the nine months ended September 30, 2021, cash used in operating activities was $4.7 million, consisting of net loss of $6.3 million partially offset by a non-cash benefit of $1.3 million and a favorable net change in operating assets and liabilities of $0.2 million. Our non-cash benefit consisted primarily of non-cash charges of $1.3 million for stock-based compensation.

Investing Activities

For the nine months ended September 30, 2022, net cash flows used in investing activities was $1,587,000, due to change of $1,500,000 in short terms deposits and due to purchase of property and equipment.

For the nine months ended September 30, 2021, net cash flows used in investing activities was $483,000, due to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2021, net cash flows provided by financing activities was $21.5 million, due to proceeds from the issuance of shares and warrants equivalent to approximately $19.1 million and proceeds from exercise from warrants of approximately $2.5 million.

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months period ended September 30, 2022, and 2021, together with the changes in those items in dollars and as a percentage:

	Three months ended September 30,
	2022	2021	% Change
Revenues	134,000	23,000	483%
Cost of Revenues	430,000	211,000	104%
Gross Loss	(296,000)	(188,000)	57%
Research and development expenses	1,048,000	550,000	91%
Sales and marketing expense	171,000	225,000	(24)%
General and administrative expenses	810,000	1,603,000	(49)%
Operating Loss	(2,325,000)	(2,566,000)	(9)%

Revenues

For the three months ended September 30, 2022, we generated revenues of $134,000, an increase of $111,000, or 483%, from the three months ended September 30, 2021.

The increase in revenues was primarily due to the increase in revenue from our miniature camera solution with the Fortune 500 company due to completion R&D stage and moving to production stage. Total revenues recorded from our miniature camera solution with the Fortune 500 company during the three months ended September 30, 2022, amounted to approximately $106,000. We did not record any revenue from our miniature camera solution with the Fortune 500 company during the three months ended September 30, 2021.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, inventory write-downs, certain allocated facilities and expenses associated with logistics and quality control.

Cost of revenues for the three months ended September 30, 2022 was $430,000, an increase of $219,000, or 104%, compared to cost of revenues of $211,000 for the three months ended September 30, 2021.

The increase was primarily due to an increase in materials as a result of an increase in revenues, an increase in payroll expenses due to stock-based compensation and due to the transition from the R&D stage to the production stage as described on “Overview” and increase in facility costs due to a lease for additional office space.

In the second quarter of 2022 the Company completed the development service stage of its miniature camera solution relating to these advanced payments and moved to production. As a result, the Company recognized expenses of $60 thousands during the nine-month period, based on the expected manufacturing term of the product.

Gross Loss

Gross loss for the three months ended September 30, 2022 was $296,000, an increase of $108,000, or 57%, compared to gross loss of $188,000 for the three months ended September 30, 2021.

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

Research and development expenses for the three months ended September 30, 2022 were $1,048,000, an increase of $498,000, or 91%, compared to $550,000 for the three months ended September 30, 2021.

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

Sales and marketing expenses for the three months ended September 30, 2022 were $171,000, a decrease of $54,000, or 24%, compared to $225,000 for the three months ended September 30, 2021.

The decrease was primarily due to a decrease in marketing activity, the retirement of a director of business development in the US and a decrease in expenditures on a multi-platform digital marketing campaign.

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

General and Administrative expenses for the three months ended September 30, 2022 were $810,000, a decrease of $793,000, or 49%, compared to $1,603,000 for the three months ended September 30, 2021.

The decrease was primarily due to:

-	decrease in IP expenses,
-	decrease in share-based compensation expenses and
-

cancellation of a provision of $129,000 related to additional taxes due, following the entering into an agreement with the Israeli Tax Authority. On September 30, 2021, the Company accrued an amount of approximately NIS 740,000 ($229,000) for additional taxes due following a VAT audit by the Israeli Tax Authority for the years 2019-2021. In July 2022, the Company reached an agreement with the Israeli Tax Authority, according to which the amount due in additional taxes was reduced to approximately NIS 341,000 ($100,000).

Operating loss

We incurred an operating loss of $2,325,000 for the three months ended September 30, 2022, a decrease of $241,000, or 9%, compared to operating loss of $2,566,000 for the three months ended September 30, 2021.

The decrease in operating loss was primarily due to decrease in general and administrative and sales and marketing expenses partially offset by increase in gross loss and in expenses related to research and development, as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended September 30,
	2022	2021
Cash used in Operating Activity	(1,709,000)	(1,650,000)
Cash used in Investing Activity	(3,045,000)	(313,000)
Cash used in Financing Activity	-	(95)

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

During the three months ended September 30, 2022, cash used in operating activities was $1.7 million, consisting of net loss of $2.2 million partially offset by a non-cash benefit of $0.5 million. Our non-cash benefit consisted primarily of non-cash charges of $0.5 million for stock-based compensation.

During the three months ended September 30, 2021, cash used in operating activities was $1.7 million, consisting of net loss of $2.6 million partially offset by a non-cash benefit of $0.7 million. Our non-cash benefit consisted primarily of non-cash charges of $0.7 million for stock-based compensation.

Investing Activities

For the three months ended September 30, 2022, net cash flows used in investing activities was $3,045,000, primarily due to change of $3,000,000 in short terms deposits.

For the three months ended September 30, 2021, net cash flows used in investing activities was $313,000, due to the purchase of property and equipment.

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

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $2.6 million and $12.6 million of short-term deposits compared to cash and cash equivalents $8.6 million and $11 million of short-term deposits as of December 31, 2021. In addition, as of September 30, 2022 we incurred an accumulated deficit of approximately $23.1 million, compared to $15.3 million as of December 31, 2021.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the SEC during the recent fiscal quarter ended September 30, 2022.

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

Date: November 14, 2022	SCOUTCAM INC.

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
ScoutCam Inc.

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
ScoutCam Inc.

- 28 -