Form 10-K
period 2022-12-31
ScoutCam Inc.
filed 2023-03-28
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, based on the price at which the common equity was last sold on the OTCQB Market on such date, was $19.22 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 28, 2023, there were 10,432,518 shares of the registrant’s common stock outstanding.

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

Part I

Item 1. Business

Overview

Our Mission

We are a pioneer in the development, production, and marketing of innovative Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) technologies, providing visual sensing and AI-based video analytics solutions for critical systems in the aviation, maritime, industrial non-destructing-testing industries, transportation, and energy industries. Some of our products utilize our unique micro visualization technology in medical devices for complex and minimally invasive medical procedures. Our technology includes proven video technologies and products amalgamated into a first-of-its-kind, FDA-cleared minimally invasive surgical device. At the present time, we derive a substantial portion of our revenue from applications of our micro visualization technology within the medical field.

Our Business Model

Our unique video-based sensors, embedded software, and AI algorithms are being deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases. Our solution allows maintenance and operations teams visibility into areas which are inaccessible under normal circumstances, or where the operating ambience otherwise is not suitable for continuous real-time monitoring, and has various applications which have relevancy in a wide range of industry segments that utilize complicated mechanics requiring ongoing monitoring and predictive maintenance applications. Our current business model is a business-to-business (B2B) approach in which we seek to identify target businesses interested in integrating our micro visualization technology or commissioning individual projects using our technology. We have several successful proof of concepts in airborne platforms of various OEM’s in aerospace and have completed a successful demonstration project for a top global elevator systems manufacturer. As provided above, we are developing additional applications for our visual solutions portfolio (composed of image acquisition, data collection, and storage and image processing), including PdM and CBM (we refer to these applications and sectors as Industry 4.0, or I4.0), which generate a number of potential benefits for our customers.

The following graphic demonstrates ScoutCam’s value proposition, starting with increased safety and reduced down time due to our ability to visually analyze any failure occurrence in real time, and including more sophisticated benefits like big data analytics that provide predictive insights regarding to an entire system life cycle, spare parts management and smart prediction regrading system performance.

Who we are: History and Background

We were incorporated as a corporation under the laws of the State of Nevada on March 22, 2013, under the name Intellisense Solutions Inc. We were initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. However, we were unable to execute our original business plan, develop significant operations or achieve commercial sales.

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

ScoutCam Ltd. was formed in the State of Israel on January 3, 2019, as a wholly-owned subsidiary of Medigus and commenced operations on March 1, 2019. ScoutCam Ltd. was incorporated as part of a reorganization of Medigus, which was designed to distinguish ScoutCam Ltd.’s miniaturized imaging business, or the micro ScoutCam™ portfolio, from Medigus’ other operations and to enable Medigus to form a separate business unit with dedicated resources focused on the promotion of such technology. On December 1, 2019, Medigus and ScoutCam Ltd. consummated a certain Amended and Restated Asset Transfer Agreement, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business. On May 18, 2020, in connection with the Arkin Transaction (as defined below), the Company and Medigus entered into a certain Side Letter Agreement (the “Letter Agreement”), whereby the parties agreed to amend certain terms of the Amended and Restated Asset Transfer Agreement and the License Agreement.

On April 20, 2020, ScoutCam Ltd. entered into an Amended and Restated Intercompany Services Agreement with Medigus (the “Intercompany Services Agreement”), which effectively amended and restated an intercompany services agreement dated May 30, 2019.

For additional information about the Exchange Agreement, the Amended and Restated Asset Transfer Agreement, the Letter Agreement and the Intercompany Services Agreement, refer to – “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” below.

Sales and Marketing

ScoutCam’s vision is to become a leading provider of video analytics based, PdM solutions for the aerospace, other industry and medical critical system markets.

We engage companies seeking to add video visualization to their existing or new product(s) or considering the development of new products that include micro video visualization. Our approach to the medical market is ordinarily conducted in two phases. During the first phase, we conduct the research and development that is required in order to specify, design, develop, and produce the designated visualization apparatus, for an agreed-upon compensation amount (e.g., a non-recurrent engineering fee). During the second phase, we manufacture the apparatus and offer it to the customer for an agreed-upon transfer price.

In the I4.0 domain, which target PdM and CBM applications, we engage with companies that wish to increase the monitoring capabilities of different elements of a device using our visual monitoring solutions (these include build of image acquisition, data collection and storage, and image processing capabilities based on AI, ML, cloud, and additional algorithm concepts). Based on our product portfolio with customized solutions as needed, this will allow our customers to receive real time alerts on anomalies and failures of monitored components, analyze and track trends and development of the anomaly, and predict any impending failure of the component as a result of such anomaly over time and usage. As a result, we expect customers to benefit from a reduction in downtime, lower maintenance expenses, and increased safety of their monitored equipment, using the prediction capabilities of the platform to efficiently plan maintenance work on future faulty components. Another outcome we expect is more cost effective management of resources, since components will only need to be replaced as a result of their actual condition rather than a strict maintenance schedule.

The use of an image based platform in the fields of PdM and CBM provides richer and more informative data and insights than traditional sensing methods. Together with the AI and ML models customized for the relevant use cases, we expect this will provide customers with a clearer view of the status of their equipment, increasing revenues by saving on direct expenses, and increasing the uptime of their equipment.

On February 6, 2023, we announced the completion of a major development stage in equipping Elbit Systems Ltd.’s leading defense UAS aerial platforms with our real time video monitoring system. Through the program, our unique video-based sensors, embedded software, machine vision and algorithms support a variety of predictive maintenance and condition-based monitoring use cases for unmanned aerial vehicles in harsh environments and hard-to-reach locations, as it features a modular open system architecture, enabling seamless integration with advanced unmanned aerial platforms.

In order to engage new customers, we employ various marketing strategies. We employ several professional experienced managers in relevant fields of expertise, in addition to a team of consultants who analyze global trends and designated geographical territories to assist us in targeting potential customers.

Our marketing efforts include, but are not limited to, the following:

●	engaging third party companies and local consultants as territorial representatives in key markets and leading companies in relevant industries;

●	initiating business engagements based on leads received through our marketing efforts, through active interaction with key industry influencers, providing financed proof of concept in order to generate tailored product orders, or via other methods or means;

●	conducting proof of concept demonstrations in order to evaluate the feasibility of integration for monitoring their systems and to demonstrate the significant value proposition of our technology to customers;

●	networking through personal contacts in the aerospace, critical industry, transportation, maritime, medical, and defense industries; and

●	participating in major aerospace, maritime, and vision technology exhibitions as well as industry 4.0 specific events.

In addition to our business development efforts that are mainly based on currently existing or future customer needs, we aim to identify new market opportunities. These efforts include systematic analysis of various industrial and medical fields and procedures to identify where visualization solutions, including image analysis, might add value. When a potential opportunity is identified, we seek to protect our rights by establishing relevant intellectual property safeguards, developing prototypes for the required application. In the medical domain, we currently sell our system to a fortune 500 corporation; in this respect, we seek to partner with additional relevant companies to progress our technology into prototypes which, in turn, will be developed into market-ready products.

In January 2022, we entered into a patent cross-licensing arrangement with Japan-based Sumita Optical Glass, Inc. (Sumita), a specialty optical fiber technology company, pursuant to which we granted a non-exclusive license to Sumita to our patents related to “Small Diameter Video Camera Heads and Medical Devices and Visualization Probes containing them” in return for payment of royalties and a grant-back license to ScoutCam of Sumita’s patent and patent applications related to fiber optics illumination. For additional information on our patent portfolio, refer to – “PROPRIETARY RIGHTS AND TECHNOLOGY” below.

Our Customers

Currently, we have one major customer, a leading Fortune 500 multinational healthcare corporation, that is expected to generate most of our forecasted revenue in the near term. In June 2022, we announced that we completed the verification and validation stage of our miniature camera solution with this client and, on January 26, 2023, we announced that we had received an order from this client for $1.45 million.

In addition, we derive a substantial portion of our revenue from applications of our micro visualization technology within the medical field.

In addition, we announced the completion of a major development stage to equip Elbit Systems Ltd.’s leading defense UAS aerial platforms with our real time video monitoring system.

Competition

There are currently several companies that develop and provide monitoring solutions for PdM and CBM. These monitoring solutions can be the sensor itself, data collection and storage, AI processing, or a combination of these capabilities. The CBM and PdM solutions are usually based on traditional sensing solutions such as vibration, temperature, and acoustic sensors. Based on our research and discussions with customers, we believe these traditional sensing methods are limited in their ability to provide an in depth view of the condition of the monitored components and usually alert on the occurrence of an anomaly when component failure has already occurred, which is too late in some cases. From the AI perspective, there are several vendors providing off-the-shelf AI capabilities which then require customization per market, use case, and/or data source. We believe that our more holistic approach and reliance on image-based solutions creates richer and more informative data, leveraged by AI and ML algorithms, enabling our customers to deploy predictive maintenance programs.

Proprietary Rights and Technology

Our solution for the market is based on our core intellectual property which we seek to review and patent on a regular basis, where applicable. We are heavily invested in creating patents for our core technology.

Our patent portfolio currently contains patent families which we consider material to our business and operating success. Our intellectual property rights include patents and patent applications that were transferred to us by Medigus as part of the Addendum No. 1 to Amended and Restated Asset Transfer Agreement (the “Addendum”), the License Agreement and the Letter Agreement, and additional patent assets developed by ScoutCam. For additional information about the License Agreement refer to – “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” below. Under the Addendum, and subject to certain limitations as further set forth therein, Medigus transferred to us the following material patent families in exchange for a license in connection with the marketing and sale of the Medigus Ultrasonic Surgical Endostapler:

● Patent family related to Integrated Endoscope Irrigation: this patent family relates to our ability to develop visualization components and endoscopes, which include irrigation with a smaller outer diameter by saving the space of the tube that is required to lead the fluids in a conventional manner. This patent has been granted in Canada, Europe (validated in Germany, Spain, France, Great Britain and Italy), Israel, Japan (original and divisional), and the United States (two patents), and has two pending continuations in the United States. The expiration dates for the two patents in the United States are November 28, 2033 and February 28, 2033;

● Patent family related to Small Diameter Video Camera Heads and Medical Devices and Visualization Probes containing them: this patent family relates to our ability to develop cameras, visualization components, and medical devices with a small diameter, thus enabling the insertion of the camera into smaller cavities or leaving more space in the device for the use and application of other functions, such as a working channel. This patent has been granted in Japan, Korea, Israel, the United States (2 patents, original and continuation in part), and Europe (3 patents, original and 2 divisionals, currently under appeal after opposition proceedings, validated in Germany, France, Great Britain, and Italy). The expiration dates for these patents are March 16, 2031 (for the patents in the United States), and September 16, 2030 (for patents in each of the other aforementioned jurisdictions).

As a result of oppositional proceedings initiated by a third party in 2018, the Opposition Division of the EU Patent Office decided in 2019 to revoke two of the three European patents (EP 2.478.693 and EP 2.621.159) and in 2021 to maintain the third patent (EP 2.621.158). Following appeals by Company and the third party of the 2019 and 2021 decisions, respectively, the Opposition Division of the EU Patent Office is expected to hear and decide these matters in early 2024;

As a result of a supplemental examination filed by the Company regarding one of the U.S. Patents (10,188,275), the U.S. Patent Office decided to open reexamination proceedings for 23 of the 24 granted claims. The U.S. Patent Office is expected to conduct the reexamination proceedings during the course of 2024; and

In addition, our intellectual property rights further include the following material patent applications filed by ScoutCam:

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

● Patent family related to Systems and Methods for Monitoring Potential Failure in a Machine or a Component Thereof. This patent family relates to system and methods for monitoring potential failure in a machine or a component thereof using at least one optical sensor. Such sensors can be used in conjunction with diagnostic software/hardware tools to display and analyze changes in critical images that could not have been displayed or analyzed using existing systems. This patent family includes a pending Patent Cooperation Treaty patent application and national phase applications filed in Israel and the U.S. If ultimately issued by the United States Patent and Trademark Office, such patent would be expected to expire in early 2042. Additional national phase patent application can be filed in other jurisdictions by the end of July 2023.

We have also applied for provisional applications relating to our predictive maintenance innovative technology and developments. All of these applications are expected to have a lifetime of 20 years from filing.

Despite our efforts to protect our intellectual property, unauthorized parties may still copy or otherwise obtain and use our technology. For additional information, refer to – “WE MAY NOT BE SUCCESSFUL IN ENFORCING OUR INTELLECTUAL PROPERTY RIGHTS AGAINST THIRD PARTIES” below.

Employment

We currently have approximately 45 full-time (or near full-time) employees. This number is expected to grow. We may recruit additional employees to the R&D team.

Research and Development

Our R&D organization is responsible for the design, development, testing, and delivery of new technologies, features, products, and integrations of our component parts. Research and development employees are located primarily in our principal corporate office on Omer, Israel. We currently have approximately 21 employees in our research and development organization. We intend to continue to invest in our research and development capabilities.

Our R&D efforts are focused on the following areas: (i) maturing our multi camera solution based on advanced visualization sensor technologies focusing on sensing, computing, and prediction, cooperating with customers for mutual development projects that demonstrate our technology by reaching customer KPIs and (ii) our industrial cloud-based product, which leverages our already in place cloud environment to develop mutual proof of concept and minimal valuable product for our customers that enable cloud base solutions for customer KPIs.

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

Given that we do not manufacture or distribute end-user products to the medical sector, and instead service businesses pursuant to a B2B model, we are subject to fewer regulatory standards commonly associated with medical device manufacturers or distributors. We develop and manufacture components for other companies, and therefore our involvement in the regulatory submission demands comparatively less responsibility. This notwithstanding, we communicate with business customers in order to identify certain regulatory dimensions inherent to a project, to which we should pay additional attention. For example, when a component of ours is integrated into a business’s end-user product, such as for the purpose of touching human tissue, we develop and manufacture our parts and components while taking into account certain applicable regulatory standards. These standards might include, inter alia, relevant FDA regulations (e.g. CFR 21 part 820, the medical device reporting requirements (MDR), among others) as well as ISO regulations (e.g. ISO 14644-1, specifically in connection with cleanrooms and associated controlled environments, among other items, or ISO 10993, in connection with the biological evaluation of medical devices). Furthermore, we prioritize our team’s compliance with the Restriction of Hazardous Substances Directives (RoHS) and REACH (EC 1907/2006).

Similarly, if a component part of ours is incorporated into an electronic device for the purpose of being used inside a human body, we comply with certain FDA requirements as well as IEC 60601 for safety and electrostatic discharge, including the heating of parts at more than 42 degrees Celsius and a variety of additional technical standards designed for the safety and essential performance of electronic medical equipment. Moreover, we perform risk management assessments in accordance with EN ISO 14971:2019 and ISO/TR 24971:2020.

In certain instances, our customers prefer that we conduct the testing of its products in internationally certified labs in order to further guarantee that our component parts satisfy applicable regulatory standards. In this scenario, we perform the required tests as a service to the customer and provide the customer with the official test results, specifically in accordance with ISO/IEC 17025:2017, which the customer can later use in order to apply for the required marketing clearance of its end-user product.

Since we are seeking to sell our products to customers in the aviation sector, we have completed the process of implementing the AS9100D Standard to comply with aerospace industry requirements.

As a U.S. company with foreign offices, we are subject to a variety of foreign laws governing our foreign operations, as well as U.S. laws that restrict trade and certain practices, such as the Foreign Corrupt Practices Act.

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

Risks Related to Our Business, Operations and Financial Condition

●	We have had a limited operating history and may not be able to successfully operate our business or execute our business plan.
●	If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with business targets and third parties to perform these services, we may not be successful in commercializing our products and technology.
●	We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.
●	Our failure to effectively manage growth could impair our business.
●	Our commercial success depends upon the degree of market acceptance by prospective markets and industries.
●	Weakened global economic conditions may harm our industry, business and results of operations.
●	The continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

Risk Related to Third Parties

●	Our reliance on third-party suppliers for most of the components of our products, including miniature video sensors could harm our ability to meet demand for our products in a timely and cost-effective manner.
●	We may not be able to manage our strategic partners.
●	We may not have sufficient manufacturing capabilities to satisfy any growing demand for our products. We may be unable to control the availability or cost of producing such products.

Risks Related to Competition

●	We expect to face some competition possibly from our customer. If we cannot successfully compete there might be adverse effect on the company.
●	Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

Risks Related to Intellectual Property

●	We may not be able to obtain all possible patents or other intellectual property rights necessary to protect our proprietary technology and business.
●	We may not be successful in enforcing our intellectual property rights against third parties.
●	We may be subject to infringement claims and other litigation, which could adversely affect our business.
●	Governmental regulation of non-practicing patent holders may adversely affect our business.

General Risk Factors Related to Our Business

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our cyber-security.
●	We may be subject to product liability claims, product actions, including product recalls, and other field or regulatory actions that could be expensive, divert management’s attention, and harm our business.
●	Testing of our technologies potential applications for our products will be required and there is no assurance of regulatory approval.
●	We rely on highly skilled personnel, and, if we are unable to attract, retain, or motivate qualified personnel, we may not be able to operate our business effectively.

Risks Related to this Offering and Our Common Stock

●	Although we have filed an application to list our securities on Nasdaq, there can be no assurance that our securities will be so listed or, if listed, that we will be able to comply with the continued listing standards.
●	Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.
●	Nevada law and provisions in our amended and restated articles of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.
●	The market price of our common stock may be highly volatile and such volatility could cause you to lose some or all of your investment.
●	Because our common stock may be deemed a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.
●	Compliance with the reporting requirements of federal securities laws can be expensive.
●	Our investors’ ownership in the Company may be diluted in the future.
●	Directors, executive officers, principal stockholders, and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.
●	We do not anticipate paying any cash dividends in the foreseeable future.

Risks Related to our Operations in Israel

●	We are subject to the risks of political, economic, health, and military instability in countries outside the United States in which we operate.
●	Political, economic and military instability in Israel may impede our ability to operate and harm our financial results.
●	It may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers.
●	Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.
●	Certain technology developed and used by us received Israeli government grants for certain research and development activities. The terms of those grants require us to satisfy specified conditions in addition to repayment of the grants upon certain events.
●	We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

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

Given our limited operating history, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises. Such risks include, but are not limited to, the following:

●	the absence of a lengthy operating history;

●	potential for ongoing operating losses;

●	operating in multiple currencies;

●	our ability to anticipate and adapt to a developing market(s);

●	acceptance of our products by the medical and industrial (I4.0) markets and consumers;

●	introducing innovation to conservative industries;

●	development risks and implementation of new software and algorithm for AI and cloud utilization;

●	insufficient capital to fully realize our operating plan;

●	a competitive environment;

●	the ability to identify, attract, and retain qualified personnel; and

●	operating in an environment that is highly regulated by a number of agencies.

Because we are subject to these risks, evaluating our business may be difficult, our business strategy may be unsuccessful and we may be unable to address such risks in a cost-effective manner, if at all. We have not earned a profit in any full fiscal year since our inception, and we cannot be certain as to when or if we will achieve or maintain profitability. If we are unable to successfully address these risks our business could be harmed.

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

In the future, we may consider building a focused sales and marketing infrastructure to market any developed products and potentially other products in the United States or elsewhere in the world. There are risks involved with establishing our own sales, marketing, and distribution capabilities. For example, recruiting and training a sales force could be expensive and time consuming and could delay any product launch. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize any future products on our own include:

●	we have not recruited adequate numbers of effective sales and marketing personnel;

●	the challenge of sales personnel to obtain access to potential customers;

●	the lack of complementary products to be offered by sales personnel or lack of product-market fit, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing, and distribution capabilities or enter into successful arrangements with third parties to perform these services, we will not be successful in commercializing our technologies or any future products we may develop and our revenues and profitability may be materially adversely affected.

We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our cash and short-term deposit balance as of December 31, 2022 was $13.1 million. We may require additional funding to fund and grow our operations and to develop certain products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In the event we required additional capital, the inability to obtain such capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we require and are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Our commercial success depends upon the degree of market acceptance by such prospective markets and industries as defense and aviation, as well as by the medical community.

Our current business model is that of a B2B approach in which we seek to identify target businesses interested in integrating our technology or commissioning individual projects using our technology. Any product that we commission or that is brought to the market may or may not gain market acceptance by prospective customers. The commercial success of our technologies, commissioned products, and any future product that we may develop depends in part on the medical community as well as other industries for various use cases, depending on the acceptance by such industries of our commissioned products as a useful and cost-effective solution compared to current technologies. During 2022, we commenced proactive market penetration into industries other than the biomedical sector, such as the defense and aviation industries. If our technology or any future product that we may develop does not achieve an adequate level of acceptance, or does not garner significant commercial appeal, we may not generate significant revenue and may not become profitable. The degree of market acceptance will depend on a number of factors, including:

●	the cost, safety, efficacy/performance, perceived value and convenience of our technology and any commissioned product and any future product that we may develop in relation to alternative products;

●	the ability of third parties to enter into relationships with us;

●	the effectiveness of our sales and marketing efforts;

●	the strength of marketing and distribution support for, and timing of market introduction of, competing technology and products; and

●	publicity concerning our technology or commissioned products or competing technology and products.

Our efforts to penetrate industries and educate the marketplace on the benefits of our technology, and reasons to seek the commissioning of products based on our technology, may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, reduced liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Weak economic conditions or the perception thereof, or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements, or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

More recently, inflation rates in the U.S. have been higher than in previous years, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates on credit and debt that would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

The continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of future outbreaks, including current and subsequent variants of COVID-19, travel restrictions and social distancing in Israel, the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in Israel, the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. These measures have impacted, and may further impact, our suppliers and other business partners from conducting business activities as usual (including, without limitation, the availability and pricing of materials, manufacturing and delivery efforts, clinical trials and other aspects that may affect our business) for an unknown period of time. In addition, we, our suppliers and other business partners may experience significant impairments of business activities due to operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our suppliers or other business partners.

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

Though we attempt to ensure the availability of more than one supplier for each important component in any product that we commission, the number of suppliers engaged in the provision of miniature video sensors which are suitable for our CMOS technology mainly in the medical domain is very limited, and therefore in some cases we engage with a single supplier, which may result in our dependency on such supplier. This is the case regarding sensors for the CMOS type technology that are produced by a single supplier in the United States. As we do not have a direct general contract in place with this supplier, there is no contractual commitment on the part of such supplier for any set quantity of such sensors. The loss of our sole supplier in providing us with miniature sensors for our CMOS technology products mainly in the medical domain, and our inability or delay in finding a suitable replacement supplier, could negatively affect our business, financial condition, results of operations, and reputation.

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

In addition, if we cannot supply commissioned products or future potentially developed products due to a lack of components or are unable to utilize other components in a timely manner, our business will be significantly harmed. If inventory shortages occur, they could be expected to have a material and adverse effect on our future revenues and ability to effectively project future sales and operating results.

We may not be able to manage our strategic partners effectively.

We have entered into, and we may continue to enter into, strategic alliances with third parties to gain access to new and innovative technologies and markets. These parties are often large, established companies. Negotiating and performing under these arrangements involves significant time and expense, and we may not have sufficient resources to devote to our strategic alliances, particularly those with companies that have significantly greater financial and other resources than we do. The anticipated benefits of these arrangements may never materialize and performing under these arrangements may adversely affect our results of operations.

Failure to manage our current partners effectively or enter into new strategic alliances may affect our success in executing our business plan and may adversely affect our business, financial condition, and results of operation. We may not realize the anticipated benefits of any or all partnerships or may not realize them in the time frame expected.

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

Risks Related to Competition

We expect to face competition. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer and we may never be profitable.

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

In addition to patents, we plan to rely on a combination of copyrights, trademarks, trade secrets, and other related laws and confidentiality procedures and contractual provisions to protect, maintain, and enforce our proprietary technology and intellectual property rights in the United States and other countries. However, our ability to protect our brands by registering certain trademarks may be limited. In addition, while we will generally enter into confidentiality and nondisclosure agreements with our employees, consultants, contract manufacturers, distributors and resellers, and with others to attempt to limit access to and distribution of our proprietary and confidential information, it is possible that:

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

We may not be successful in enforcing our intellectual property rights against third parties.

Unlicensed copying and use of our intellectual property or infringement of our intellectual property rights may result in the loss of revenue to us and cause us other harm. We seek diligently to enforce our intellectual property rights. Although we devote significant resources to developing and protecting our technologies, and evaluating potential competitors of our technologies for infringement of our intellectual property rights, these infringements may nonetheless go undetected or may arise in the future. In the ordinary course of business, we encounter companies that we suspect are infringing on our intellectual property rights. When we encounter a company that we suspect is infringing our intellectual property rights, we may try to analyze their products and/or try to negotiate a license arrangement with such party. If we try and are unable to negotiate a license or secure the agreement of such alleged infringing party to cease its activities, we must make decisions as to how best to enforce our intellectual property rights.

The process of negotiating a license with a third party can be lengthy, and may take months or even years in some circumstances. Even if we are successful in securing a license agreement, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur expense prior to entering into our license agreements, generating a license fee, and establishing a royalty stream from each customer. We may incur costs in any particular period before any associated revenue stream begins, if at all. Further, it is possible that third parties who we believe are infringing our intellectual property rights are unwilling to license our intellectual property from us on terms we can accept, or at all.

If we cannot persuade a third party who we believe is infringing our technology to enter into a license with us, we may be required to consider other alternatives to enforce our rights, including commencing litigation. The decision to commence litigation over infringement of a patent is complex and may lead to several risks to us, including the following, among others:

●	the time, significant expense and distraction to management of managing such litigation;

●	the uncertainty of litigation and its potential outcomes;

●	the possibility that in the course of such litigation, the defendant may challenge the validity of our patents, which could result in a re-examination or post grant review of our patents and the possibility that our patents may be limited in scope or invalidated altogether;

●	the potential that the defendant may successfully persuade a court that their technology or products do not infringe our intellectual property rights;

●	the impact of such litigation on other licensing relationships we have or seek to establish, including the timing of renewing or entering into such relationships, as applicable, as well as the terms of such relationships; and

●	adverse publicity to us or harm to relationships we have with customers or others.

Also, enforcement of patent protection throughout the world is generally established on a country-by-country basis and we may not have as much success enforcing our patents in foreign jurisdictions as in the United States. Further, in some instances, certain foreign governmental entities that might infringe our intellectual property rights may enjoy sovereign immunity from such claims. Consequently, effective protection of our intellectual property rights may be unavailable or limited.

Defendants in any litigation we consider commencing may have substantially greater financial and management resources necessary to manage litigation than we have. Further, such potential defendants may also have their own substantial patent portfolio. Patent litigation can endure for years and result in millions of dollars of expenses. If our counterparties in such litigation have substantially greater resources than we have, we may not be able to withstand the time, expense, or distraction of the litigation, even though we may have a better litigation position than such counterparties. In such instances we may not recover the expenses of litigation, and we may be required to enter into settlement agreements that would be adverse to us or our intellectual property portfolio.

The foregoing and other factors may cause us not to file or continue litigation against alleged infringers of our intellectual property rights, or may cause us not to file for, or pursue, patent protection for our inventive technology, in certain jurisdictions. Our failure to seek to enforce our intellectual property rights may weaken our ability to enforce our intellectual property in the future or make our efforts to license our intellectual property rights more difficult.

If we fail to protect our intellectual property rights adequately, if there are adverse changes in applicable laws, or if we become involved in litigation relating to our intellectual property rights or the intellectual property rights of others, our business could be seriously harmed. In such cases, the value ascribed to our intellectual property could diminish, we may incur significant legal expenses that could harm our results of operations, and our patents or other intellectual property rights may be limited or invalidated. Any of the foregoing could have a negative effect on the value of our common stock.

We may be subject to infringement claims and other litigation, which could adversely affect our business.

As more companies engage in business activities relating to predictive maintenance solutions, and develop corresponding intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties’ intellectual property rights. These claims could subject us to costly litigation and divert management resources. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technology, or develop non-infringing technologies. In these circumstances, continued use of our technology may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technology may result in liability that could threaten our continued operation.

Some of the contracts with our customers include indemnity and similar provisions regarding our non-infringement of third-party intellectual property rights. As deployment of our technology increases, and more companies enter our markets, the likelihood of a third party lawsuit resulting from these provisions increases. If an infringement arose in a context governed by such a contract, we may have to refund to our customer amounts already paid to us or pay significant damages, or we may be sued by the party whose intellectual property has allegedly been infringed upon.

Governmental regulation of non-practicing patent holders may adversely affect our business.

Governmental policymakers and commercial participants have proposed reforming U.S. patent laws and regulations in a manner that may limit a patent-holder’s ability to enforce its patents against others to the extent that the holder is not practicing the subject matter of the patent at issue. The U.S. International Trade Commission has also recently taken certain actions that have been viewed as unfavorable to patentees seeking recourse in this forum. While we cannot predict what form any new patent reform laws or regulations may ultimately take, or what impact they may have on our business, any laws or regulations that restrict our ability to enforce our patent rights against third parties could have a material adverse effect on our business.

General Risk Factors Related to Our Business

Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our cyber-security.

Security incidents involving our information technology systems and those of third parties on which we rely have occurred in the past, such as phishing attacks, although none of these incidents have been material to our business. Such security incidents may occur in the future. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, and damage to our reputation, and the further development of our product candidates could be delayed. We face an increasingly difficult challenge to attract and retain highly qualified security personnel to assist us in combatting these security threats.

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

We rely on highly skilled personnel as a result of the high-tech applications we utilize, and if we are unable to attract, retain, or motivate qualified personnel, we may not be able to operate our business effectively.

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

If a significant portion of our employees leaves us, we might fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition, and results of operations could be adversely affected.

Further, the volatility of our stock price may make our equity compensation less attractive to current and potential employees.

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

Our common stock is currently quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Our common stock has a history of thin trading. During the 52-week period ended December 31, 2022, trades were only reported on 37 trading days. These factors may result in investors having difficulty reselling any shares of our common stock.

Anti-takeover provisions contained in our articles and bylaws, as well as provisions of Nevada law, could impair a takeover attempt.

Our amended and restated articles of incorporation and bylaws currently contain provisions that, together with Nevada law, could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents presently include provisions such as providing for a “staggered” board of directors in which only one-third (1/3) of the directors can be elected in any year, and limiting the liability of, and providing indemnifications to, our directors and officers. These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Nevada corporation, we may also become subject to the provisions of Nevada Revised Statutes Sections 78.378 through 78.3793, which prohibit an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages, unless the acquirer obtains the approval of the stockholders of the issuer corporation. The first such threshold is the acquisition of at least one-fifth, but less than one-third of the outstanding voting power of the issuer. We may become subject to the above referenced Statutes if we have 200 or more stockholders of record, at least 100 of whom are residents of the State of Nevada and do business in the State of Nevada directly or through an affiliated corporation.

Any provision of our amended and restated articles of incorporation, our bylaws or Nevada law that has the effect of delaying or deterring a change in control of our company could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of stockholders to resell their stock.

Our investors’ ownership in the Company may be diluted in the future.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We have in the past and may continue to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection with capital raising activity, hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. We expect to authorize in the future a substantial number of shares of our common stock for issuance under a stock option or similar plan, and may issue equity awards to management, employees and other eligible persons. Additional shares of common stock issued by us in the future will dilute an investor’s investment in the Company. In addition, we may seek stockholder approval to increase the amount of the Company’s authorized stock, which would create the potential for further dilution of current investors.

Directors, executive officers, principal stockholders, and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.

As of March 28, 2023, our directors, executive officers, principal stockholders, and affiliated entities may be deemed to beneficially own, in the aggregate, approximately 84.40% of our outstanding voting securities. As a result, if some or all of such parties acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

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

Risks Related to our Operations in Israel

We are subject to the risks of political, economic, health, and military instability in countries outside the United States in which we operate.

Some of our products are produced in Israel, India, China, and other countries which are particularly subject to risks of political, economic, health, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest or unavailability. These conditions could have an adverse impact on our ability to manufacture, ship, and operate in these regions and, depending on the extent and severity of these conditions, could result in a reduction in customer orders and sales to certain regions and end-markets and materially and adversely affect our overall financial condition and operating results. We have principal manufacturing facilities and operations located in Israel. Accordingly, our business will be directly influenced by the political, economic and military conditions affecting Israel at any given time.

Political, economic and military instability in Israel may impede our ability to operate and harm our financial results.

Our offices and management team are located in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars. A change in the security and political situation in Israel and in the economy could have a material adverse effect on our business, operating results, and financial condition.

In recent years, Israel has been subject to certain political instability and increased number of elections were held. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects. Israel is still engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.

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

In the beginning of 2023, the newly formed government commenced a legislative process to effect changes in the Israeli legal system. Certain financial, legal, and commercial organizations and entities have claimed that such changes will weaken the Israeli legal system and, as a result, could lead to negative impact on the economic and financial conditions of the State of Israel. At this stage, where the proposed legislation has not become effective, and its scope is not fully determined, we cannot assess the possible impacts of these changes and their likelihood. Changes in the Israeli economy could make it more difficult for us to operate our business and could have a material adverse effect on our business, reputation, financial condition, results of operation, and cash flow.

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

Our reporting and functional currency is the U.S. dollar. Our revenues are currently primarily payable in U.S. dollars and we expect our future revenues to be denominated primarily in U.S. dollars. However, some of our expenses are in New Israeli Shekels (NIS) and as a result, we are exposed to the currency fluctuation risks relating to the recording of our expenses in U.S. dollars. We may, in the future, decide to enter into currency hedging transactions. These measures, however, may not adequately protect us from material adverse effects.

Exchange rate movements have impacted and may continue to impact our consolidated revenues and operating results. It is particularly difficult to forecast exchange rate movements and unanticipated currency fluctuations have affected and could continue to affect our financial results and cause our results to differ from investor expectations or our own guidance in any future periods. Volatility in exchange rates and global financial markets is expected to continue due to political and economic uncertainty globally

Certain technology developed and used by us received Israeli government grants for certain research and development activities. The terms of those grants require us to satisfy specified conditions in addition to repayment of the grants upon certain events.

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

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by an employee in the course and as a result of or arising from his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patent Law, will determine whether the employee is entitled to remuneration for his inventions. Recent case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that in certain circumstances, such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration (but rather uses the criteria specified in the Patent Law). Although we generally enter into assignment-of-invention agreements with our employees pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such claims, which could negatively affect our business.

Item 1b. unresolved staff comments

Not applicable.

Item 2. properties

We do not own property and currently lease our principal corporate office and corporate headquarters, which is also our registered office, and is located at Industrial Park, P.O. Box 3030, Omer, Israel 8496500. Our Omer facility, part of which we sublease to a third party, include approximately 1,356 square meters of office and laboratory space. In addition, we lease offices in Raman Gan, Israel and Haifa, Israel.

We believe our leased office is sufficient to meet our current needs.

item 3. legal proceedings

Three of our European patents in our patent family related to Small Diameter Video Camera Heads and Medical Devices and Visualization Probes are currently in oppositional proceedings before the Opposition Division of the EP Patent Office. One U.S. patent of the same family is currently under reexamination proceedings before the U.S. Patent and Trademark Office. For additional information about these proceedings refer to – “PROPRIETARY RIGHTS AND TECHNOLOGY” above. Other than the above, we are not aware of any pending legal proceedings to which we are a party, or to which any director, officer or affiliate of our Company, or any owner of record or beneficially of more than 5% of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

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

Holders

As of December 31, 2022, there were 35 stockholders of record of our common stock and 7,121,737 shares of our common stock outstanding. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in “street name” in the names of various brokers, dealers, clearing agencies, banks, and other fiduciaries.

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

Termination of Employment. For grantees who terminated their employment with the Company or any of its affiliates prior to July 5, 2022, all vested and exercisable awards held by such grantees as of the date of termination may be exercised within three months, unless otherwise determined by the administrator. For grantees who terminated their employment with the Company or any of its affiliates after July 5, 2022, all vested and exercisable awards held by such grantees as of the date of termination may be exercised within three years, unless otherwise determined by the administrator. After such three month or three year period, as applicable, all such unexercised awards will terminate, and the shares covered by such awards shall again be available for issuance under the 2020 Plan.

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

Recent Sales of Unregistered Securities

On March 27, 2023, the Company issued 3,294,117 units to certain investors in consideration of $14 million. Each such unit consisted of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $5.50 per share. Each warrant is exercisable for three years from the date of issuance. The shares of common stock and warrants were issued in a private placement pursuant to Regulation S of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the period from January 1, 2022, to December 31, 2022, we did not purchase any of our equity securities.

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

Overview

We were incorporated under the laws of the State of Nevada on March 22, 2013, under the name Intellisense Solutions Inc. We were initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. However, were not able to execute our original business plan, develop significant operations, or achieve commercial sales.

On December 30, 2019, we acquired all of the issued and outstanding share capital of ScoutCam Ltd. Following this transaction, we integrated and fully adopted ScoutCam Ltd.’s business into our Company as our primary business activity. On December 31, 2019, we changed our name to ScoutCam Inc.

Through ScoutCam Ltd., we are a pioneer in the development, production, and marketing of innovative Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) technologies, providing visual sensing and AI-based video analytics solutions for critical systems in the aviation, maritime, industrial non-destructing-testing industries, transportation, and energy industries. Some of our products utilize our unique micro visualization technology in medical devices for complex and minimally invasive medical procedures. Our technology includes proven video technologies and products amalgamated into a first-of-its-kind, FDA-cleared minimally invasive surgical device. At the present time, we derive a substantial portion of our revenue from applications of our micro visualization technology within the medical field.

Our unique video-based sensors, embedded software, and AI algorithms are being deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases. Our solution allows maintenance and operations teams visibility into areas which are inaccessible under normal circumstances, or where the operating ambience otherwise is not suitable for continuous real-time monitoring, and has various applications which have relevancy in a wide range of industry segments that utilize complicated mechanics requiring ongoing monitoring and predictive maintenance applications. Our current business model is a business-to-business (B2B) approach in which we seek to identify target businesses interested in integrating our micro visualization technology or commissioning individual projects using our technology.

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

Development Services Revenue and Contract Liabilities

We determine at contract inception whether development services are distinct from the performance obligation to manufacture the product under development. Revenues from development services that we determine as distinct from our performance obligation to manufacture the product under development are recognized over the period of the applicable service contract. Revenues from development services that we determine as not distinct from our performance obligation to manufacture the product under development are deferred until commencement of manufacturing and are recognized over the manufacturing term. As a result, during the year 2021, we have deferred all service revenues billed by us and the respective service costs.

Stock-Based Compensation

We apply the fair value recognition provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, for stock-based awards granted to employees, directors, and other providers for their services. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Calculating the fair value of stock-based awards requires that we make subjective assumptions.

Pursuant to ASC 718, we measure stock-based awards granted to employees, members of the board of directors and other providers at fair value on the date of grant and recognize the corresponding stock-based compensation expense of those awards on a straight-line basis over the requisite service period.

The Black-Scholes option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. Our expected dividend rate is zero since we do not currently pay cash dividends and do not anticipate doing so in the foreseeable future. Each of the above factors requires us to use judgment and make estimates in determining the percentages and time periods used for the calculation. If we were to use different percentages or time periods, the fair value of option awards could be materially different. We recognize stock-based compensation cost for option awards on an accelerated basis over the employee’s requisite service period, net of estimated forfeitures.

Volatility is derived from the historical volatility of publicly traded set of peer companies. The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. We have not paid dividends and does not anticipate paying dividends in the foreseeable future. Accordingly, no dividend yield was assumed for purposes of estimating the fair value of our stock-based compensation. The weighted average expected life of options was estimated individually in respect of each grant.

Comparison of the Year Ended December 31, 2022 and the Year Ended December 31, 2021

Overview

The Company’s primary business activities during 2022 were:

●	During the second quarter of 2022, the Company completed the development of a product relating to a customer-specific project for a Fortune 500 multinational healthcare corporation, and moved from the development phase of the project to its production phase. As a result, during the year ended December 31, 2022, the Company recognized development services revenues and related development costs that had been previously deferred. The amounts were recognized based on the expected manufacturing term of the product, which the Company estimates at seven years.

●	enlarging focus on R&D activities in the domain of I4.0 (including PdM and CBM in sectors such as aerospace, maritime energy and other heavy machinery, engines and complicated mechanics which have a need for monitoring and predictive maintenance applications). The main effect of this activity was an increase in the number of employees to enable the Company to manage the anticipated increased workload and solution development.

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	2022	2021	% Change
Revenues	665,000	387,000	72%
Cost of Revenues	1,631,000	1,108,000	47%
Gross Loss	(966,000)	(721,000)	34%
Research and development expenses	4,197,000	2,002,000	110%
Sales and marketing expense	699,000	908,000	(23)%
General and administrative expenses	3,577,000	5,481,000	(35)%
Operating Loss	(9,439,000)	(9,112,000)	4%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the year ended December 31, 2022, we generated revenues of $665,000, an increase of $278,000, or 72%, from 2021 revenues. The increase in revenues was primarily due to the completion of development of the product relating to our miniature camera solution with a Fortune 500 company and moving to production stage. Total revenues recorded from our miniature camera solution with the Fortune 500 company during 2022, amounted to approximately $538,000. We did not record any revenue from our miniature camera solution with the Fortune 500 company during 2021.

This increase in revenues was partly offset by the following:

- Total revenues recorded from A.M. Surgical during 2021 amounted to approximately $199,000. We did not record any revenue from A.M. Surgical during 2022.

- A decrease of $61,000 due to an overall decrease in sales of the Company’s component products to occasional customers.

Remaining performance obligations (“RPO”) represents contracted revenue that have not yet been recognized, which include deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2022, the total RPO amounted to $3.6 million, which we expect to recognize over the expected manufacturing term of the product under development.

Cost of Revenues

Cost of revenues for the year ended December 31, 2022, were $1,631,000, an increase of $523,000, or 47%, compared to cost of revenues of $1,108,000 for the year ended December 31, 2021. The increase was primarily due to:

- An increase in payroll expenses due to additional employee recruitments (such as in the areas of procurement, production planning and control, engineering, and quality inspectors) to support the transition to serial production for the Fortune 500 customer.

- In the second quarter of 2022, the Company completed the development service stage of its miniature camera solution and moved to the production stage. As a result, the Company recognized expenses of $180,000 during the year ended December 31, 2022, based on the expected manufacturing term of the product.

Gross Loss

Gross loss for the year ended December 31, 2022, was $966,000, an increase of $245,000, or 34%, compared to a gross loss of $721,000 for the year ended December 31, 2021. The increase was primarily due to increase in cost of revenues partially offset by an increase in revenue as described above.

Research and Development Expenses

Research and development efforts are focused on new product development and on developing additional functionality for our new and existing products. These expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for personnel engaged in research and development functions, consulting, and professional fees related to research and development activities, prototype materials, facility costs, and other allocated expenses, which include expenses for rent and maintenance of our facility, utilities, depreciation, and other supplies. We expense research and development costs as incurred.

Research and development expenses for the year ended December 31, 2022, were $4,197,000, an increase of $2,195,000, or 110%, compared to $2,002,000 for the year ended December 31, 2021. The increase was primarily due to an increase in payroll expenses (including stock-based compensation) due to additional employee recruitments, materials and subcontractors, rent and maintenance expenses due to enlarging focus on R&D activities in the domain of I4.0.

We expect that our research and development expenses will increase as we continue to develop our products and service and recruit additional research and development employees to the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, consulting services, promotional materials, demonstration equipment, and certain allocated facilities infrastructure costs.

Sales and marketing expenses for the year ended December 31, 2022, were $699,000, a decrease of $209,000, or 23%, compared to $908,000 for the year ended December 31, 2021. The decrease was primarily due to reductions in sales and marketing costs in the medical field.

We expect that our selling and marketing expenses will increase as we increase our selling and marketing efforts in the I4.0 domain.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor, public relations, accounting, auditing, tax services, and insurance costs.

General and administrative expenses for the year ended December 31, 2022, were $3,577,000, a decrease of $1,904,000, or 35%, compared to $5,481,000 for the year ended December 31, 2021.

The decrease was primarily due to:

- A decrease in IP expenses of $506,000.

- A decrease in stock-based compensation of $580,000.

- A decrease in professional services of $334,000, mainly due to expenses of $206,000 in expenses incurred in 2021 related to our efforts to uplist to Nasdaq.

- Cancellation of a provision of $129,000 related to additional taxes due following entrance into an agreement with the Israeli Tax Authority. In September 2021, the Company accrued an amount of approximately NIS 740,000 ($229,000) for additional taxes due following a VAT audit by the Israeli Tax Authority for the years 2019-2021. In July 2022, the Company reached an agreement with the Israeli Tax Authority, according to which the amount due in additional taxes was reduced to approximately NIS 340,000 ($100,000).

Operating loss

We incurred an operating loss of $9,439,000 for the year ended December 31, 2022, an increase of $327,000, or 4%, compared to operating loss of $9,112,000 for the year ended December 31, 2021. The increase in operating loss was primarily due to increases in gross loss and expenses related to research and development, partially offset by decrease in general and administrative expenses and sales and marketing expenses.

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

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 were $2,002,000, an increase of $1,277,000, or 176%, compared to $725,000 for the year ended December 31, 2020. The increase was primarily due to an increase in payroll expenses (including stock-based compensation) due to additional employee recruitments, materials and subcontractors, and because we have recently begun examining additional applications for our micro ScoutCam™ portfolio outside of the medical, defense and aerospace fields, including in sectors such as automotive, industrial non-destructing-testing industries, automotive, and energy.

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

The increase was primarily due to:

●	an increase of $675,000 in IP expenses due to maintenance, defense, and commercialization efforts of existing patents;
●	the provision of $229,000 due to a VAT audit by the Israeli Tax Authority;
●	an increase of $528,000 in stock-based compensation due to new option grants;
●	expenses of approx. $206,000 related to our efforts to uplist to Nasdaq;
●	an increase in in payroll expenses due to the hiring of additional employees, including a new CEO and controller, and a shift in the position of the CFO from part-time to full-time; and
●	an increase in professional services expenses due to the hiring of a financial consultant, HR consultant, the appointment of new directors and additional hires.

Operating loss

We incurred an operating loss of $9,112,000 for the year ended December 31, 2021, an increase of $4,406,000, or 94%, compared to operating loss of $4,706,000 for the year ended December 31, 2020. The increase in operating loss was primarily due to increases in expenses related to general and administrative, research and development, and sales and marketing, as described above.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $10.1 million and short-term deposits of $3 million compared to cash and cash equivalents of $8.6 million and short-term deposits of $11 million as of December 31, 2021. In addition, as of December 31, 2022, we incurred an accumulated deficit of $24.8 million compared to $15.3 million as of December 31, 2021.

Our primary sources of liquidity to date have been from fund raising and warrant exercises.

Additional Cash Requirements

We plan to continue to invest for long-term growth, and therefore we expect that our expenses will increase. We currently believe that our existing cash and cash equivalents and short-term deposits will allow our to fund ours operating plan through at least the next 12 months. We expect our expenses will increase in connection with our ongoing activities, particularly as we continue the research and development and the scale up process of our I4.0 solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We may raise these funds through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Cash Flows

Our primary uses of cash from operating activities have been for headcount-related expenditures, research and development costs, manufacturing costs, marketing and promotional expenses, professional services cost, and costs related to our facilities. Our cash flows from operating activities will continue to be affected due to the expected increase of spending on our business and our working capital requirements.

Comparison of the Year Ended December 31, 2022 and the Year Ended December 31, 2021

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2022 and December 31, 2021 (in dollars):

	2022	2021
Cash used in Operating Activities	(6,095,000)	(5,886,000)
Cash provided by (used in) Investing Activities	7,882,000	(11,595,000)
Cash provided by Financing Activities	-	22,559,000

Operating Activities

During the year ended December 31, 2022, cash used in operating activities was $6.1 million, consisting of net loss of $9.5 million, partially offset by a non-cash benefit of $2.1 million and a favorable net change in operating assets and liabilities of $1.3 million. Our non-cash benefit consisted primarily of non-cash charges of $1.6 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in contract liability of $1.2 million.

During the year ended December 31, 2021, cash used in operating activities was $5.9 million, consisting of net loss of $9 million, partially offset by a non-cash benefit of $2 million and a favorable net change in operating assets and liabilities of $1.1 million. Our non-cash benefit consisted primarily of non-cash charges of $2 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in contract liability of $1.6 million partially offset by cash outflows from changes in contract fulfillment assets of $0.5 million.

Investing Activities

During the year ended December 31, 2022, cash provided by investing activities was $7.9 million, consisting mainly of withdrawal, net of short-term deposits.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment under those criteria, management has determined that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9b. Other information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

part iii

Item 10. Directors, Executive Officers and corporate governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of our directors and executive officers:

Name	Age	Position
Prof. Benad Goldwasser†	72	Chairman of the Board
Shmuel Donnerstein†	56	Director
Ronen Rosenbloom	51	Director
Lior Amit†	56	Director
Moshe (Mori) Arkin	70	Director
Inbal Kreiss†	56	Director
Zeev Vurembrand†	71	Director
Yehu Ofer*	57	Chief Executive Officer
Tanya Yosef*	40	Chief Financial Officer
Amir Govrin*	56	Chief Technology Officer
Katrin Dlugach*	40	VP of Research and Development
Jacob Avinu*	40	Senior VP of Product Portfolio
Arik Priel*	48	Chief SW Architect

*	Executive Officer
†	Independent Director

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

Ronen Rosenbloom has served as a member of our board since December 26, 2019. Mr. Rosenbloom is an independent lawyer working out of a self-owned law firm specializing in white collar offences. Mr. Rosenbloom serves as chairman of the Israeli Money Laundering Prohibition committee and the Prohibition of Money Laundering Committee of the Tel Aviv District, both of the Israel Bar Association. Mr. Rosenbloom serves on the board of directors of Medigus Ltd. and Save Foods, Inc. Mr. Rosenbloom previously served as a police prosecutor in the Tel Aviv District. He has served as a member of the board of directors of Medigus Ltd. since August 2018. Mr. Rosenbloom holds an LLB from the Ono Academic College, an Israeli branch of University of Manchester.

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

Inbal Kreiss has served on our board of directors since April 9, 2021. Ms. Kreiss is currently the Head of Innovation at the Systems, Missiles and Space Division of the Israeli Aerospace Industries Ltd. (IAI) and Chairwoman of RAKIA, Israel’s 2nd Scientific and Technological Mission to the International Space Station. Since 2013, Ms. Kreiss has served as Deputy Director of the Space Division at IAI, leading the development, construction, launch and operation of observation and communication satellites for both Israeli and foreign users. Prior to that, Ms. Kreiss held various leadership positions within IAI, including chief engineer of Israel’s Arrow 2 anti-ballistic missile defense system from 2000 to 2006, and project manager of the Arrow 3 exo-atmospheric interceptor from 2007 to 2013. Ms. Kreiss serves on the board of directors or Rail Vision Ltd. Ms. Kreiss holds a B.Sc in chemical engineering from the Technion, Israeli Institute of Technology, an Executive Masters in Business Administration from Tel Aviv University, and completed a visiting research fellowship at the Aeronautics & Astronautics Department of the Massachusetts Institute of Technology (MIT).

Zeev Vurembrand has served on our board of directors since May 13, 2021. Mr. Vurembrand is currently the Chief Executive Officer and Owner of Vurembrand Management & Innovation Ltd. and a member of the board of Bezeq the Israeli Telecommunication Corp. Ltd. (TASE: BEZQ) since 2017. Mr. Vurembrand has also served as chairman of the board of Lageen Ltd. since 2019. From 2013 until 2019, Mr. Vurembrand was the Chief Executive Officer of Kupat Holim Meuhedet, Israel’s third largest health care organization. From 2008 until 2013, he was the Chief Executive Officer of Alon Holding Blue Square – Israel Ltd., and prior to that, from 2007 until 2008, he was the Chief Executive Officer of Phoenix Investments and Finance Ltd. Earlier in his career, from 2002 until 2007, Mr. Vurembrand was the Chief Executive Officer of Clalit Health Services Group, Israel’s largest health care organization. Mr. Vurembrand has served on numerous boards of directors, including Africa Israel Resedence LTD. (TASE: AFRE) from 2014 until 2016, Discount Bank (TASE:DSCT) 2006 until 2007, U-Bank from 2005 until 2006, Blue Square Israel (TASE: BSI) from 2001 until 2006, and Dikla Medical Insurance Ltd. from 1995 until 2002. Mr. Vurembrand has also served on the board of trustees of Bar Ilan University since 2019. Mr. Vurembrand holds a B.Sc in industrial engineering and management from the Technion, Israeli Institute of Technology.

Executive Officers

Yehu Ofer has served as Chief Executive Officer of the Company since October 18, 2022. Mr. Ofer served as a colonel (now retired) in the IAF, commanding two operational squadrons before commanding “Wing 15”, the optic and electronic intelligence wing of the IAF. In his last position, Mr. Ofer served as Israel Defense Attaché to Italy, Greece, Serbia, and Croatia, where he oversaw the largest ever government-to-government transaction between Israel and Italy. Upon his retirement from the Israel Defense Forces in 2013, Mr. Ofer joined Elbit Systems Ltd. in its electro-optics unit as a technology development and program manager in airborne optic and laser solutions. Mr. Ofer also managed Elbit System’s aerospace division as VP of large-scale development programs and VP of the Brazil business unit. In his last position at Elbit Systems, Mr. Ofer served as VP of Global Business Development, Marketing and Sales, a position he held since 2020. Mr. Ofer holds an MBA from the University of Haifa, a Bachelor of Economics and Logistics (cum laude) from Bar Ilan University in Tel Aviv, and a degree from the National Security College in Tel Aviv.

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

Jacob Avinu has served as our Senior VP of Product Portfolio since November 15, 2022. Mr. Avinu has more than 15 years of experience in development, operations, and leadership in a variety of industries, including aviation and aerospace. He joined ScoutCam from Elbit Systems, where since 2018 he led the advanced capabilities R&D group in helmet-mounted displays and sensors, a key segment within the company’s aerospace division. Before joining Elbit Systems, Mr. Avinu served for six years in the Israeli Air Force as a computer vision system engineer and commander of the electronic systems development group. Mr. Avinu holds a Master of Science degree from Ben-Gurion University of the Negev in Beer-Sheva, Israel with a focus on electro-optical engineering, and a Bachelor of Science in electrical engineering from Ort Braude College of Engineering in Karmiel Israel. Mr. Avinu also studied practical engineering and electronics at the Israeli Air Force Academy.

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

Staggered Board

Our board of directors is divided into three classes. Ronen Rosenbloom and Zeev Vurembrand are our Class I directors, with their terms of office to expire at our 2025 annual meeting of stockholders. Lior Amit, Shmuel Donnerstein and Inbal Kreiss are our Class II directors, with their terms of office to expire at our 2023 annual meeting of stockholders. Professor Benad Goldwasser and Moshe (Mori) Arkin are our Class III directors, with their terms of office to expire at our 2024 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers, and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). We have made the code of business conduct and ethics available on our website at www.scoutcam.com. We will disclose promptly by posting such disclosure on our website any amendment to or waiver from the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by law or SEC regulations. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report.

Board Committees

We are not currently subject to listing requirements of any national securities exchange, which generally require the creation of an audit committee, compensation committee or process, and nominations committee or process, and that each of these committees or processes be comprised of independent directors and tasked with performing certain responsibilities for the board of directors. Notwithstanding the foregoing, we have voluntarily created an audit committee and compensation committee with responsibilities consistent with those required under SEC and Nasdaq rules.

Audit Committee. The members of the audit committee are Ms. Kreiss, Mr. Amit, and Mr. Vurembrand, with Mr. Vurembrand as its designated chairperson. The audit committee is governed by a written charter approved by the board of directors and available on our website at www.scoutcam.com. The board of directors has determined that all current audit committee members are financially literate under the Nasdaq listing requirements and that Mr. Vurembrand qualifies as an “audit committee financial expert” as defined by the SEC rules adopted pursuant to the Exchange Act. The Nasdaq listing requirements require that audit committees have at least three directors and that all directors be independent, as defined in the Nasdaq listing requirements and Rule 10A-3 under the Exchange Act. The Board has determined that Ms. Kreiss, Mr. Amit, and Mr. Vurembrand meet the independence criteria established in the Nasdaq listing requirements and the Exchange Act.

The audit committee assists the board of directors in its oversight of financial reporting practices and the quality and integrity of the financial reports of ScoutCam including compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, and the performance of ScoutCam’s internal control function. The audit committee is responsible for the appointment of ScoutCam’s independent auditors. The audit committee oversees our internal controls and risk assessment and management policies and meets with our independent auditor and management regarding our internal controls and other matters. The audit committee is responsible for periodically reviewing ScoutCam’s code of business conduct and ethics and has established procedures for the receipt, retention, and treatment of complaints received by ScoutCam regarding accounting controls or auditing matters and the confidential, anonymous submission by ScoutCam employees of concerns regarding questionable accounting or auditing matters. The audit committee is also responsible for approving or ratifying related person transactions pursuant to ScoutCam’s related person transaction approval policy contained in the audit committee charter.

Compensation Committee. The members of the compensation committee are Ms. Kreiss, Mr. Amit, and Mr. Vurembrand, with Ms. Kreiss as its designated chairperson., all of whom meet the independence criteria established by the Nasdaq listing requirements. The compensation committee is governed by a written charter approved by the board of directors and available on our website at www.scoutcam.com. The compensation committee is charged with the responsibility for setting executive compensation, reviewing certain compensation programs, administering our equity incentive plans, reviewing and discussing with management the compensation discussion and analysis required in proxy statements (if and when applicable), preparing a report on executive compensation required by SEC rules to be included in proxy statements (if and when applicable), and making other recommendations to the board of directors.

item 11. Executive Compensation

Summary Compensation Table

The following sets forth information about the compensation paid to or accrued by the company’s principal executive officer and its two other most highly compensated persons serving as executive officers as of December 31, 2022. These executives are referred to as the “named executive officers.”

Name and Principal Position	Year	Base Salary (5)	Bonus (6)	Stock Awards (7)	Option Awards (7) (8)	All Other Compensation	Total
	$ in thousands
Yovav Sameah,	2022	$265	$-	$432	$-	$35	$732
Former Chief Executive Officer (1)	2021	$232	$50	$-	$1,284	$24	$1,590

Yehu Ofer,
Chief Executive Officer (2)	2022	$68	$21	$-	$774	$8	$871

Jacob Avinu,
Senior VP Product (3)	2022	$38	$14	$-	$258	$1	$311

Amir Govrin	2022	$194	$-	$108	$-	$23	$325
Chief Technology Officer (4)	2021	$184	$-	$-	$187	$22	$393

(1)	Consists of Mr. Sameah’s s compensation earned in his capacity as the Chief Executive Officer of wholly-owned subsidiary, ScoutCam Ltd. Mr. Sameah did not earn any compensation in his capacity as the Chief Executive Officer of ScoutCam Inc. Mr. Sameah’s employment terminated on October 18, 2022.

(2)

Consists of Mr. Ofer’s compensation earned in his capacity as the Chief Executive Officer of our wholly-owned subsidiary, ScoutCam Ltd. Mr. Ofer did not earn any compensation in his capacity as the Chief Executive Officer of ScoutCam Inc. Mr. Ofer’s employment commenced on October 18, 2022.

In connection with the appointment of Mr. Ofer as the Company’s Chief Executive Officer, the Company entered into an employment agreement with Mr. Ofer that provides for the terms and conditions of his employment as the Company’s Chief Executive Officer. The agreement provides for a monthly base salary of NIS 70,000, subject to adjustments for inflation as announced from time to time in accordance with Israeli law. The agreement also provides that Mr. Ofer is entitled to receive an equity grant of options to purchase a total of 300,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $4.50 per share, which shall vest and become exercisable as follows: 33.33% of the shares covered by Mr. Ofer’s options on the first anniversary of his service as CEO, and 8.33% of the shares covered by Mr. Ofer’s options at the end of each subsequent three-month period thereafter over the course of the subsequent two years. Furthermore, Mr. Ofer’s options will immediately vest upon the occurrence of the following (i) the sale of all or substantially all of the assets of the Company, (ii) the sale of more than 50% of the common stock of the Company in a non-public sale, (iii) the dissolution or liquidation of the Company or (iv) any merger, share exchange, consolidation or other reorganization or business combination if immediately after such transaction either (A) the persons who were directors of the Company immediately prior to such transaction do not constitute at least a majority of the directors of the surviving entity or (B) the persons who hold a majority of the voting capital stock of the surviving entity are not the persons who held a majority of the voting capital stock of the Company immediately prior to such transaction. Additionally, the Company agreed to pay Mr. Ofer both (i) a signing bonus in the aggregate amount of NIS 70,000 and (ii) an annual bonus pursuant to certain pre-determined measurable objectives agreed to with Mr. Ofer and approved by the board of directors by January 31 with respect to each calendar year, with the Company agreeing to recommend to the board of directors a grant of restricted stock in lieu of Mr. Ofer’s bonus through such time the Company is profitable and subject to meeting applicable objectives. In accordance with the terms of Mr. Ofer’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of the Company.

46

(3)

Consists of Mr. Avinu’s compensation earned in his capacity as the Senior VP Product of our wholly-owned subsidiary, ScoutCam Ltd. Mr. Avinu’s employment commenced on November 15, 2022.

In connection with the appointment of Mr. Avinu as the Company’s Senior VP Product, the Company entered into an employment agreement with Mr. Avinu that provides for the terms and conditions of his employment as the Company’s Senior VP Product. The agreement provides for a monthly salary of NIS 60,000. The agreement also provides that Mr. Avinu is entitled to receive an equity grant of options to purchase a total of 100,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $4.50 per share, which shall vest and become exercisable as follows: 33.33% of the shares covered by Mr. Avinu’s options on the first anniversary of his service as SVP Product, and 8.33% of the shares covered by Mr. Avinu’s options at the end of each subsequent three-month period thereafter over the course of the subsequent two years. Additionally, the agreement provides to Mr. Avinu: (i) a signing bonus in the aggregate amount of NIS 50,000 (ii) a performance bonus in the aggregate amount of NIS 120,000 pursuant to certain objectives and (iii) the Company will consider, at to its sole discretion, after the first and second years following his employment, granting Mr. Avinu additional options / RSUs pursuant to certain objectives, subject to the approval of such grant by the CEO and board of directors of the Company. In accordance with the terms of Mr. Avinu’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of the Company.

(4)

Consists of Mr. Govrin’s compensation earned in his capacity as the Chief Technology Officer of our wholly-owned subsidiary, ScoutCam Ltd. Mr. Govrin did not earn any compensation in his capacity as the Chief Technology Officer of ScoutCam Inc.

In connection with the appointment of Mr. Govrin as the Company’s Senior VP Product in May 2019, the Company entered into an employment agreement with Mr. Govrin that provides for a monthly base salary of NIS 37,000. In accordance with the terms of Mr. Govrin’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of the Company. Effective April 1, 2022, Mr. Govrin received an increase in his monthly base salary to NIS 41,000.

(5)	Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each named executive officer’s scope of responsibility and accountability. Base salary amounts include management insurance (which includes pension, disability insurance and severance pay) and payments towards such employee’s education fund, and Israeli social security. Each named executive officer also receives gross-up payments for the taxes on these benefits. The amounts included here are the U.S. dollar equivalent from NIS. The conversion rate used was the average of the 2021 and 2022 rates between the U.S. dollar and NIS, as published by the Bank of Israel.

(6)	Represents a signing bonus.

(7)	The amount shown in the “Option Awards” and “Stock Awards” columns represents the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during 2022 and 2021. The ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest..

(8)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 9b-c to Consolidated Financial Statements.

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

Equity-based compensation

Outstanding Equity Awards

The following table provides information regarding equity awards for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2022.

Options Award							Restricted Stock Awards
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Vesting Schedule	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)(1)
Yovav Sameah,	100,487	-	3.60	(3)	October 18, 2025	-	-
Former Chief Executive Officer

Yehu Ofer,						-	-
Chief Executive Officer	-	300,000	4.50	(3)	November 14, 2029

Jacob Avinu,						-	-
Senior VP Product Portfolio	-	100,000	4.50	(3)	November 14, 2029

Amir Govrin	55,516	3,702	2.61	(2)	February 12, 2027	15,000	75,000
Chief Technology Officer	13,055	13,057	4.50	(3)	May 13, 2028

(1)	Based on the fair market value of our Common Stock on December 31, 2022 ($5.00 per share).

(2)	25% of the options granted will vest on the first anniversary date of the option grant, and 6.25% of the options will vest at the end of each subsequent three-month period thereafter over the course of the following three (3) years. Pursuant to an acceleration mechanism, any outstanding and unvested options shall immediately accelerate and vest upon the occurrence of certain events, including, inter alia, a merger or sale of all assets of the Company.

(3)	33.33% of the options granted will vest on the first anniversary date of the option grant, and 8.33% of the options will vest at the end of each subsequent three-month period thereafter over the course of the following two (2) years. Pursuant to an acceleration mechanism, any outstanding and unvested options shall immediately accelerate and vest upon the occurrence of certain events, including, inter alia, a merger or sale of all assets of the Company.

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

Director Compensation

The following table sets out the compensation paid to directors for services rendered during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash	Stock Awards (*)	Option Awards (*)	All Other Compensation	Total
	$ in thousands
Prof. Benad Goldwasser	$120	$-	$189	$-	$309
Shmuel Donnerstein	$16	$-	$-	$-	$16
Ronen Rosenbloom	$16	$-	$-	$-	$16
Lior Amit	$26	$-	$-	$-	$26
Moshe (Mori) Arkin	$16	$-	$-	$-	$16
Inbal Kreiss	$26	$-	$-	$-	$26
Zeev Vurembrand	$26	$-	$-	$-	$26

(*)	The amount shown in the “Stock Awards” and “Option Awards” columns represents the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2021. The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 9b-c Consolidated Financial Statements.

On March 15, 2020, our board of directors approved a quarterly fee of $4,000 payable to each of our currently serving directors, excluding Professor Benad Goldwasser. On each of April, 9, 2021 and August 12, 2021, our board of directors approved the same terms for directors appointed subsequent to March 15, 2020. On May 15, 2022, the board of directors approved a quarterly fee in the amount of $2,000 payable to a director for each committee on which such director serves, if any, with such fee in addition to any other fees to which such director is entitled as a member of the board of directors or any other committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our common stock as of March 28, 2023, of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our common stock.

The percentage of common stock beneficially owned is based on 10,432,518 shares of common stock outstanding as of March 28, 2023. The number and percentage of shares beneficially owned by a person or entity also include shares of common stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of March 28, 2023. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Unless otherwise indicated below, the address for each beneficial owner listed in the table below is c/o ScoutCam Inc., Suite 7A and 3B, Industrial Park, P.O. Box 3030, Omer, Israel 8496500.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Prof. Benad Goldwasser(2)	430,633	3.98%
Shmuel Donnerstein(3)	120,654	1.15%
Ronen Rosenbloom(4)	19,728	*
Lior Amit(5)	33,082	*
Inbal Kreiss(6)	10,683	*
Moshe (Mori) Arkin(7)	5,854,754	44.96%
Zeev Vurembrand(8)	9,347	*
Yehu Ofer	-	-
Tanya Yosef(9)	41,460	*
Amir Govrin(10)	82,874	*
Katrin Dlugach(11)	51,414	*
Jacob Avinu	-	-
Arik Priel(12)	19,999	*
Directors and officers as a group (13 individuals)	6,674,628	48.61%
Medigus Ltd.	1,924,575	18.45%
The More Group (13)	1,000,355	9.16%
The Phoenix Holdings (14)	3,240,378	26.89%
The Meitav Dash Group (15)	910,136	8.36%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of common stock beneficially owned by them.

(2)	Includes options to purchase 386,692 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(3)	Includes options to purchase 51,717 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(4)	Includes options to purchase 19,728 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(5)	Includes options to purchase 33,082 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(6)	Includes options to purchase 10,683 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(7)	Securities included herein are held directly by Mr. Moshe Arkin, Mr. Arkin through his individual retirement account, or by M. Arkin (1999) Ltd, a company wholly-owned by Mr. Arkin. These securities include warrants to purchase 2,575,164 shares of common stock and options to purchase 15,721 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(8)	Includes options to purchase 9,347 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(9)	Includes options to purchase 41,460 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(10)	Includes options to purchase 82,874 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(11)	Includes options to purchase 51,414 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(12)	Includes options to purchase 19,999 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 28, 2023.

(13)	Based on information provided to or available to the Company, consists of warrants to purchase 485,343 shares of common stock. The business address of the More Group is BSR Tower 1, 2 Ben Gurion Street, Ramat Gan, Israel.

(14)	Based on information provided to or available to the Company and on the Schedule 13G/A filed by The Phoenix Holdings with the SEC on February 14, 2023, which provides that the securities are beneficially owned by various direct or indirect, majority or wholly-owned subsidiaries of the Phoenix Holdings Ltd. (the “Subsidiaries”). The Subsidiaries manage their own funds and/or the funds of others, including for holders of exchange-traded notes or various insurance policies, members of pension or provident funds, unit holders of mutual funds, and portfolio management clients. Each of the Subsidiaries operates under independent management and makes its own independent voting and investment decisions. These securities include 1,620,189 warrants to purchase shares of common stock, which are currently exercisable or will become exercisable within 60 days of March 28, 2023. The business address of the Phoenix Holdings Ltd. is Derech Hashalom 53, Givataim 53454, Israel.

(15)	Based on information provided to or available to the Company, consists of warrants to purchase 455,068 shares of common stock.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

On April 20, 2020, Medigus and ScoutCam Ltd. entered into an Intercompany Services Agreement, which amended and restated the intercompany services agreement executed between the parties on May 30, 2019. The agreement has an initial term of one year, and renews automatically for additional one-year periods, unless either party provides 60 (sixty) days written notice of non-renewal. Either Medigus or ScoutCam Ltd. may terminate the agreement for convenience upon providing 60 days prior written notice. The services to be provided by ScoutCam Ltd. include the provision of office space, utilities, car services, insurance, and chief financial officer services. In consideration for the foregoing services, ScoutCam Ltd. is entitled to arm’s length service fees based on the most recent transfer pricing analysis as performed by an external expert, which may be adjusted from time to time. On March 22, 2022, ScoutCam Ltd. provided prior written notice to Medigus of termination of the Intercompany Services Agreement effective May 21, 2022.

On May 18, 2020, we entered into and consummated a securities purchase agreement with M. Arkin (1999) Ltd. (“Arkin Ltd.”), a company wholly-owned by Moshe Arkin, a major shareholder of our Company and member of our board of directors, in connection with the sale and issuance of 229,569 units (“Arkin Units”), at a purchase price of $8.712 per Arkin Unit, and for an aggregate purchase price of $2,000,000 (the “Arkin Transaction”). Each Arkin Unit consists of: (i) two shares of common stock and (ii) (a) one warrant to purchase one share of common stock with an exercise price of $5.355 (“Warrant A”) and (b) two warrants, each to purchase one share of common stock with an exercise price of $8.037 (“Warrant B”, and together with Warrant A, the “Arkin Warrants”). The shares of common stock and Arkin Warrants were issued to Arkin Ltd. pursuant to Regulation S of the Securities Act of 1933, as amended.

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

Beginning on January 1, 2021 and as of the date hereof, our board of directors authorized the allotment of options to purchase 128,334 shares of common stock to Prof. Benad Goldwasser and an aggregate of 901,842 options and RSUs to purchase shares of common stock to additional directors and certain officers of our company.

On March 29, 2021, we issued to certain investors, including M. Arkin (1999) Ltd., 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consists of (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of our the common stock equal or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, we may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise. The shares of common stock and the warrants were issued to such investors pursuant to Regulation S of the Securities Act of 1933, as amended. The securities issued in connection with the foregoing investment were registered by us for resale under a registration statement on Form S-1 declared effective on May 10, 2021.

On March 16, 2023, we entered into and consummated securities purchase agreements with (i) Moshe Arkin through his individual retirement account and (ii) The Phoenix Insurance Company Ltd. (“Phoenix Insurance”) and Shotfut Menayot Israel – Phoenix Amitim (“Phoenix Amitim”), in connection with the sale and issuance of an aggregate of 3,294,117 units, at a purchase price of $4.25 per unit, and for an aggregate purchase price of $14,000,000. Each unit consists of: (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $5.50. As with Mr. Arkin, Phoenix Insurance and Phoenix Amitim are existing shareholders of the Company. The shares of common stock and warrants were issued pursuant to Regulation S of the Securities Act of 1933, as amended.

Policies and Procedures for Related Party Transactions

The audit committee is responsible for approving or ratifying related person transactions pursuant to ScoutCam’s related person transaction approval policy contained in the audit committee charter. In reviewing and approving any such related person transactions, the audit committee shall consider all relevant facts and circumstances, including whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. The audit committee shall have the authority to establish guidelines for related person transactions and intercompany arrangements where it deems it to be appropriate.

Director Independence

Our board of directors has determined that Professor Benad Goldwasser, Mr. Shmuel Donnerstein, Ms. Inbal Kreiss, Mr. Lior Amit and Mr. Zeev Vurembrand do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent”. We are not currently subject to listing requirements of any national securities exchange, which generally stipulate certain requirements that a majority of a company’s board of directors be classified as “independent”. As a result, we are not at this time required to have our board of directors comprised of a majority of “independent directors”. Notwithstanding the foregoing, we have voluntarily adopted the definition of “independent” as defined under Nasdaq Rule 5605(a)(2), and believe Professor Goldwasser, Mr. Donnerstein, Ms. Kreiss, Mr. Amit and Mr. Vurembrand qualify accordingly.

Item 14. Principal accounting fees and services

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by Brightman Almagor Zohar & Co., a firm in the Deloitte global network, and Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited, for the fiscal years ended December 31, 2021 and December 31, 2022:

Services	Year Ended December 31, 2022		Year Ended December 31, 2021
	$ in thousands
Audit fees(1)	$85	(3)	$240	(4)
Tax fees(2)	21		16
Total fees	$106		$256

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Tax fees consist of services related to representing the Company before the Israel Tax Authority in a VAT assessment.

(3)	Audit Fees in 2022 were for services rendered by Brightman Almagor Zohar & Co., a firm in the Deloitte global network.

(4)	Audit Fees in 2021 consist of $123,000 in connection with the services rendered by Brightman Almagor Zohar & Co., a firm in the Deloitte global network, and $117,000in connection with the services rendered by Kesselman & Kesselman, a member of PricwaterhouseCoopers International Limited.

Audit Committee Administration of Engagement

The audit committee maintains a pre-approval policy that provides guidelines for the audit, audit-related, tax, and other permissible non-audit services that may be provided by the independent registered public accounting firm (the independent auditors) in order to ensure that the provision of such services does not impair the auditor’s independence. Under this policy, the audit committee annually pre-approves the audit fee and terms of the engagement, as set forth in the engagement letter, along with a specified list of audit-related and tax services. If any service to be provided by the independent auditors has not received pre-approval during this annual process, it will require specific pre-approval by the audit committee.

Part IV

Item 15. exhibits AND financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021)
3.2.1*	Amended and Restated Bylaws
4.1*	Description of the Registrant’s Securities
10.1	Amended and Restated Asset Transfer Agreement, by and between ScoutCam Ltd. and Medigus Ltd., dated December 1, 2019 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.2+	Consulting Agreement by and between ScoutCam Ltd. and Prof. Benad Goldwasser, dated July 31, 2019 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.3*	2020 Share Incentive Plan
10.4*	Form of Notice of Option Grant and Option Agreement
10.5*	Form of Notice of RSU Grant and RSU Agreement
10.6+	Employment Agreement, by and between ScoutCam Ltd. and Amir Govrin, dated May 1, 2019 (incorporated by reference to Exhibit 10.20 to our Form S-1 filed with the SEC on May 12, 2020)
10.7+	Employment Agreement, by and between ScoutCam Ltd. and Tanya Yosef, dated January 14, 2021 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed with the SEC on March 31, 2021)
10.8+	Employment Agreement, by and between ScoutCam Ltd. and Katrin Dlugach, dated July 1, 2019 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on March 31, 2021)
10.9	Voting Agreement, dated May 18, 2020, by and among ScoutCam Inc. Medigus Ltd. and M. Arkin (1999) Ltd. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2020)
10.10**	Addendum No. 1 to the Amended and Restated Asset Transfer Agreement, dated July 27, 2020, by and between ScoutCam Ltd. and Medigus Ltd. (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-1/A filed with the SEC on October 19, 2021)
10.11	Purchase Order Form, between ScoutCam Inc. and the Investors in the March 2021 Private Placement (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2021)
10.12	Form of Warrant (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 24, 2021)
10.13+	Employment Agreement, dated October 26 , 2021, by and between ScoutCam Ltd. and Arik Priel (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed with the SEC on March 30, 2022)
10.14+	Employment Agreement, dated July 13, 2022, by and between ScoutCam Ltd. and Yehu Ofer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2022)
10.15+*	Employment Agreement dated September 20, 2022, by and between ScoutCam Ltd. and Jacob Avinu.
10.24	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.25	Stock Purchase Agreement, dated March 16, 2023 by and between ScoutCam Inc. and the Investors defined therein . (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)

10.26	Stock Purchase Agreement, dated March 16, 2023 by and between ScoutCam Inc. and the Investors defined therein. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.27	Registration Rights Agreement, dated March 16, 2023, among ScoutCam Inc. and the Investor defined therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.28	Registration Rights Agreement, dated March 16, 2023, among ScoutCam Inc. and the Investor defined therein (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Certain confidential information contained in this exhibit, marked by brackets, was omitted because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. “[***]” indicates where the information has been omitted from this exhibit
+	Management contract or compensatory plan or arrangement

(b)	Financial Statement Schedules. Schedules have been omitted because the information required to be set out therein is not applicable or is shown in the financial statements or notes thereto.

Item 16. Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOUTCAM INC.

By:	/s/ Yehu Ofer
Name:	Yehu Ofer
Title:	Chief Executive Officer
Date:	March 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yehu Ofer	Chief Executive Officer	March 28, 2023
Yehu Ofer	(Principal Executive Officer)

/s/ Tanya Yosef	Chief Financial Officer	March 28, 2023
Tanya Yosef	(Principal Financial Officer and Principal Accounting Officer)

/s/ Benad Goldwasser	Chairman of the Board	March 28, 2023
Benad Goldwasser

/s/ Shmuel Donnerstein	Director	March 28, 2023
Shmuel Donnerstein

/s/ Ronen Rosenbloom	Director	March 28, 2023
Ronen Rosenbloom

/s/ Lior Amit	Director	March 28, 2023
Lior Amit

/s/ Mori Arkin	Director	March 28, 2023
Mori Arkin

/s/ Inbal Kreiss	Director	March 28, 2023
Inbal Kreiss

/s/ Zeev Vurembrand	Director	March 28, 2023
Zeev Vurembrand

SCOUTCAM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Scoutcam Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scoutcam Inc. and its Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation to Employees, Directors and Service Providers – Stock Options — Refer to Notes 2i and 9b to the consolidated financial statements

Critical Audit Matter Description

The Company issues various types of equity awards, including stock options. During the year ended December 31, 2022, the Company recorded stock options related compensation expense of $1.49 million. The Company estimated the fair value of these stock options granted using the Black-Scholes option pricing model. The Black-Scholes option-pricing model required management to make a number of assumptions, of which the most significant are the stock price volatility and the expected option term.

Auditing the Company’s accounting of stock-based options required auditor judgment due to the subjectivity of assumptions used to estimate the fair value of stock-based options granted.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the stock-based compensation included the following, among others:

●	We assessed the accuracy and completeness of the awards granted during the year by reading the relevant Board of Directors minutes and grant documents.

●	We evaluated the appropriateness of the valuation method used for the stock option grants and whether the method used for determining fair value was applied consistently with the valuation of similar grants in prior periods.

●	We evaluated the significant assumptions used by management to calculate the fair value of stock options granted. Such evaluation included independent calculation of the expected volatility.

●	We developed an independent estimate of the fair value for all the grants during the year and compared our estimate of fair value to the fair value used by management.

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 28, 2023

We have served as the Company’s auditor since 2020.

SCOUTCAM INC.

CONSOLIDATED BALANCE SHEETS

		December 31,
		2022	2021
		USD in thousands

Assets	Note

CURRENT ASSETS:
Cash and cash equivalents		10,099	8,581
Short terms deposits	3	3,047	11,013
Accounts receivable		60	8
Inventory	4	630	167
Other current assets		281	443
Total current assets		14,117	20,212

NON-CURRENT ASSETS:
Contract fulfillment assets	10	1,495	1,675
Property and equipment, net	5	648	781
Operating lease right-of-use assets	11	307	482
Severance pay asset		328	396
Total non-current assets		2,778	3,334

TOTAL ASSETS		16,895	23,546

Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable		297	103
Contract liabilities - short term	10	1,426	346
Operating lease liabilities - short term	11	199	256
Accrued compensation expenses		365	355
Related parties	8	58	39
Other accrued expenses	6	214	210
Total current liabilities		2,559	1,309

NON-CURRENT LIABILITIES:
Contract liabilities - long term	10	2,218	2,074
Operating lease liabilities - long term	11	64	203
Liability for severance pay		268	344
Total non-current liabilities		2,550	2,621

TOTAL LIABILITIES		5,109	3,930

SHAREHOLDERS’ EQUITY:	9
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2022 and December 31, 2021, 7,121,737 shares issued and outstanding as of December 31, 2022 and December 31, 2021		7	7
Additional paid-in capital		36,541	34,903
Accumulated deficit		(24,762)	(15,294)
TOTAL SHAREHOLDERS’ EQUITY		11,786	19,616

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		16,895	23,546

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
	Note	2022	2021
		USD in thousands (except per share data)

REVENUES	10	665	387
COST OF REVENUES		1,631	1,108
GROSS LOSS		(966)	(721)
RESEARCH AND DEVELOPMENT EXPENSES	12	4,197	2,002
SALES AND MARKETING EXPENSES		699	908
GENERAL AND ADMINISTRATIVE EXPENSES	13	3,577	5,481
OPERATING LOSS		(9,439)	(9,112)
OTHER INCOME		30	8
FINANCING INCOME (EXPENSES), NET		(59)	117
LOSS BEFORE TAXES ON INCOME		(9,468)	(8,987)
TAXES ON INCOME		-	-
NET LOSS		(9,468)	(8,987)
Net loss per share (basic and diluted, in USD)		(1.33)	(1.44)
Weighted average common shares (basic and diluted, in thousands)		7,122	6,240

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity
	Number in thousands	Amount	USD in thousands

Balance at January 1, 2022	7,122	$7	$34,903	$(15,294)	$19,616
Stock based compensation (see note 9)	-	-	1,638	-	1,638
Net loss	-	-	-	(9,468)	(9,468)
Balance at December 31, 2022	7,122	$7	$36,541	$(24,762)	$11,786

	Common stock		Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity
	Number in thousands	Amount	USD in thousands

Balance at January 1, 2021	4,084	$4	$10,267	$(6,307)	$3,964
Issuance of shares and warrants (see note 9)	2,469	2	19,116	-	19,118
Exercise of warrants (see note 9)	568	1	3,490	-	3,491
Stock based compensation (see note 9)	-	-	2,030	-	2,030
Round up of shares due to reverse stock split (see note 9)	1	*	*	-	*
Net loss	-	-	-	(8,987)	(8,987)
Balance at December 31, 2021	7,122	$7	$34,903	$(15,294)	$19,616

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these consolidated financial statements.

SCOUTCAM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(9,468)	(8,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251	114
Stock based compensation	1,638	2,030
Profit (loss) from exchange differences on cash and cash equivalents	269	(130)
Profit from exchange differences from operating lease liabilities	(49)	-
Severance pay asset and liability	(8)	(25)
Interest income in respect of deposits	(34)	(13)

CHANGES IN OPERATING ASSET AND LIABILITY:
Decrease (increase) in accounts receivable	(52)	9
Decrease (increase) in inventory	(463)	77
Increase (decrease) in operating lease liability	(233)	20
Decrease (increase) in ROU asset	261	(43)
Decrease (increase) in other current assets	162	(126)
Increase in account payables	194	24
Increase (decrease) in contract fulfillment assets	180	(545)
Increase in contract liabilities	1,224	1,572
Increase (decrease) in accrued compensation expenses	10	(14)
Increase in related parties	19	86
Increase in other accrued expenses	4	65
Net cash flows used in operating activities	(6,095)	(5,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(118)	(595)
Withdrawal of short terms deposits	14,500	-
Investment in short terms deposits	(6,500)	(11,000)
Net cash flows provided by (used in) investing activities	7,882	(11,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	-	19,118
Proceeds from exercise of warrants	-	3,491
Issuance expenses	-	(50)
Net cash flows provided by financing activities	-	22,559

INCREASE IN CASH AND CASH EQUIVALENTS	1,787	5,078
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,581	3,373
PROFITS FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(269)	130
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	10,099	8,581

Non cash activities -

	Year ended December 31,
	2022	2021
	USD in thousands

Right-of-use assets obtained in exchange for operating lease liabilities	155	524
Increase in property and equipment through a decrease in advances to suppliers	-	31

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

The Company’s wholly-owned subsidiary, ScoutCam Ltd. (“ScoutCam”), was formed in the State of Israel on January 3, 2019, as a wholly-owned subsidiary of Medigus Ltd. (“Medigus”), an Israeli company traded on the Nasdaq Capital Market, and commenced operations on March 1, 2019.

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

As of December 31, 2022, Medigus beneficially owned 27.02% of the Company’s outstanding common stock.

The Company, through ScoutCam, is engaged in the development, production and marketing of innovative Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) technologies, providing visual sensing and AI-based video analytics solutions for critical systems in the aviation, maritime, industrial non-destructing-testing industries, transportation, and energy industries. Some of the Company’s products utilize our micro visualization technology in medical devices for complex and minimally invasive medical procedures. Company’s technology includes proven video technologies and products amalgamated into a first-of-its-kind, FDA-cleared minimally invasive surgical device. The Company’s video-based sensors, embedded software and AI algorithms are being deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases. The Company’s solution allows maintenance and operations teams visibility into areas which are inaccessible under normal circumstances, or where the operating ambience otherwise is not suitable for continuous real-time monitoring’ and has various applications which have relevancy in wide range of industry segments, that utilize complicated mechanics requiring ongoing monitoring and predictive maintenance applications.

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

Since incorporation of ScoutCam and through December 31, 2022, the Company accumulated a deficit of approximately $25 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources as of December 31, 2022 as well as its proceeds from issuance of common stock and warrants in the private offering as detailed in Note 14, will allow the Company to fund its operating plan through at least the next 12 months. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations and in order to continue its future operations, the Company will need to obtain additional funding until becoming profitable.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of preparation:

The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) applied on a consistent basis.

b.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its assumptions on an ongoing basis, including those related to contingencies and inventory impairment, as well as estimates used in applying its revenue recognition policy. Actual results may differ from these estimates.

c.	Functional currency

A majority of ScoutCam’s revenues are generated in U.S. dollars. The substantial majority of ScoutCam costs are incurred in U.S. dollars and New Israeli Shekels (“NIS”). ScoutCam management believes that the U.S. dollar is the currency of the primary economic environment in which ScoutCam operates. Thus, the functional currency of ScoutCam is the U.S. dollar.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Balances in non-U.S. dollar currencies are translated into U.S. dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-U.S. dollar transactions and other items in the statements of operations (indicated below), the following exchange rates are used: (i) for transactions exchange rates at transaction dates and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) historical exchange rates. Currency transaction gains and losses are presented in financial income or expenses, as appropriate.

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

As of December 31, 2022 and 2021, no allowance for doubtful accounts was recorded.

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

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Pursuant to Section 14 of the Severance Compensation Act, 1963 (“Section 14”), all of the ScoutCam’s employees in Israel are entitled to a monthly contribution, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Contributions under Section 14 relieve ScoutCam from any future severance payment obligation with respect to those employees. The aforementioned contributions are not recorded as an asset on the Company’s balance sheet and there is no liability recorded, as the Company does not have a future obligation to make any additional payments.

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

Inventories are stated at a lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Costs of purchased raw materials and inventory in process include costs of design, raw materials, direct labor, other direct costs and fixed production overheads.

The inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

k.	Revenue recognition

a)	Revenue measurement

The Company’s revenues are measured according to the ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are measured according to the amount of consideration that the Company expects to be entitled to receive in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. Revenues are presented net of VAT.

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

Performance obligations are satisfied over time if one of the following criteria is met:

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

(a) the customer simultaneously receives and consumes the benefits provided by the Company’s performance; (b) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or (c) the Company’s performance does not create an asset with an alternative use for the Company and the Company has an enforceable right to payment for performance completed to date.

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

Service Revenue

The Company also generates revenues from development services. Revenue from development services is recognized over the period of the applicable service contract. To the extent development services are not distinct from the performance obligation relating to the subsequent mass production phase of the prototype under development, revenue from these services is deferred until commencement of the production phase of the project and are then recognized over the expected term production.

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

Research and development costs are expensed as incurred and includes salaries and employee-related expenses, overhead expenses, material, and third-party contractors’ charges.

n.	Income taxes

Income taxes are accounted for using the asset and liability approach under ASC-740, “Income Taxes”. The asset and liability approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

The measurement of current and deferred tax liabilities and assets is based on provisions of the relevant tax law. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Uncertain tax positions are accounted for in accordance with the provisions of ASC 740-10, under which a company may recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxation authorities, based on the technical merits of the position, at the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties, if any, related to unrecognized tax benefits are recognized in tax expense. The Company and ScoutCam provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

Basic net loss per common stock is computed by dividing net loss, as adjusted, to include the weighted average number of shares of common stock outstanding during the year.

Diluted net loss per common stock is computed by dividing net loss, as adjusted, by the weighted average number of shares of common stock outstanding during the year, plus the number of shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2022 and December 31, 2021, since all such securities have an anti-dilutive effect.

q.	Leases

In accordance with ASC 842, the Company determines whether an arrangement is or contains a lease based on the facts and circumstances present at inception of an arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

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

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SHORT-TERM DEPOSITS

Short term investments as of December 31, 2022 include bank deposit bearing annual interest rates of 4%, with maturities of up to 12 months.

NOTE 4 - INVENTORY:

	December 31,
	2022	2021
	USD in thousands
Raw materials and supplies	438	99
Work in progress	148	2
Finished goods	44	66
	630	167

During the years 2022 and 2021, no impairment occurred.

NOTE 5 - PROPERTY AND EQUIPMENT, NET:

Property, plant and equipment, net consisted of the following:

	December 31,
	2022	2021
	USD in thousands
Cost:
Machinery and laboratory equipment	619	578
Leasehold improvements, office furniture and equipment	351	316
Computers and computer software	182	140
	1,152	1,034
Less: accumulated deprecation	(504)	(253)
Total property and equipment, net	648	781

Depreciation expenses were $251 thousand and $114 thousand for the years ended December 31, 2022 and 2021, respectively.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER ACCRUED EXPENSES:

	December 31,
	2022	2021
	USD in thousands
Internal Revenue Services	-	40
Accrued expenses	214	170
	214	210

NOTE 7 - INCOME TAXES:

a.	Basis of taxation

1.	Tax rates applicable to the income of the Israeli subsidiary:

ScoutCam is taxed according to Israeli tax laws.

The Israeli corporate tax rate from the year 2018 and onwards is 23%.

2.	Tax rates applicable to the income of the U.S. company:

The Company is taxed according to U.S. tax laws.

The U.S. corporate tax rate from the year 2018 and onwards is 21%.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2022	2021
	USD in thousands
Operating loss carryforward	26,295	15,582

Net deferred tax asset before valuation allowance	6,069	3,595
Valuation allowance	(6,069)	(3,595)
Net deferred tax	-	-

As of December 31, 2022, the Company has provided a full valuation allowance of $6,069 thousand in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

c.	Available carryforward tax losses:

As of December 31, 2022, the Company has an accumulated tax loss carryforward of approximately $26,295 thousand. Carryforward tax losses in Israel are of unlimited duration. Under the Tax Cut and Jobs Act of 2017, or the Tax Act (subject to modifications under the Coronavirus Aid, Relief, and Economic Security Act), federal net operating losses (NOL) incurred in taxable years ending after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Such limitations may result in the expiration of net operating losses before utilization.

d.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

e.	As of December 31, 2021, ScoutCam owed NIS 740 thousand, (approximately $229 thousand) in additional taxes to the Israel Tax Authority following a VAT audit in Israel for 2019-2021.

On November 18, 2021, ScoutCam filed an appeal to the Israeli Tax Authority on the finding of the VAT audit.

Due to the uncertainty regarding the outcome of the appeal, the financial statements as of December 31, 2021 included a provision related to the additional taxes of $229 thousand, which was included in general and administrative expenses in the statement of operation report.

In July 2022, ScoutCam reached an agreement with the Israeli Tax Authority, according to which the amount due in additional taxes was reduced to NIS 340 thousand (approximately $100 thousand).

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTIES:

a.	Related Parties Balances:

	December 31,
	2022	2021
	USD in thousands
Directors (directors’ accrued compensation)	48	-
Smartec R&D Ltd. (see note 8c)	10	-
Medigus	-	39
	58	39

b.	On May 18, 2020, the Company allocated in a private issuance to M. Arkin (1999) Ltd. (“Arkin”) a total of 229,569 units (as described in note 9c) at a purchase price of $8.712 per unit (“Arkin Transaction”).

In connection with the Arkin Transaction, the Company, Medigus and Arkin entered into a voting agreement, pursuant to which Arkin and Medigus each agreed to vote their respective shares of common stock in favor of the election of the opposite party’s designated representative(s), as applicable, to the Board (“Voting Agreement”). Each of Arkin’s and Medigus’ rights under the Voting Agreement are contingent upon, inter alia, such party maintaining a certain beneficial ownership threshold in the Company’ as follows:

(a) One person designated by Arkin is to be elected, for as long as Arkin, continues to beneficially own at least eight percent of the issued and outstanding capital stock of the Company.

(b) Three persons designated by Medigus are to be elected, for as long as Medigus, continues to beneficially own at least thirty five percent of the issued and outstanding capital stock of the Company.

(c) Two persons designated by Medigus are to be elected for as long as Medigus, continues to beneficially own less than thirty five percent and more than twenty percent of the issued and outstanding capital stock of the Company.

(d) One person designated by Medigus is to be elected for as long as Medigus, continues to beneficially own less than twenty percent and more than eight percent of the issued and outstanding capital stock of the Company.

c.	During 2021 and 2022 the Company received development services from Smartec R&D Ltd., a company owned by the Company’s CTO.

Total compensation for the fiscal years ended December 31, 2021 and December 31, 2022 was $82 thousands and $117 thousands, respectively.

d.	During 2021 the Company received financial consultant services from Anona De Finance Ltd., a company owned by one of the Company’s directors.

Total expenses for the fiscal years ended December 31, 2021 was approximately $37 thousands.

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

a.	Private placement:

1.	In December 2019, the Company allocated in a private placement, a total of 379,269 units at a purchase price of $8.712 per unit. Each unit was comprised of two shares of common stock par value $0.001 per share, one Warrant A (as described below) and two Warrants B (as described below). The immediate proceeds (gross) from the issuance of the units amounted to approximately $3.3 million.

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

During 2020, 332,551 Warrants A were exercised, and 46,718 unexercised Warrants A expired on December 30, 2020.

The Consultant received $53 thousand following the exercise of 332,551 Warrants A.

During the second quarter of 2021, 185,271 Warrants B were exercised, and 573,256 unexercised Warrants B expired on June 30, 2021.

The Consultant received $45 thousand following the exercise of 185,271 Warrants B.

2.	On March 3, 2020, the Company issued in a private placement a total of 108,880 units at a purchase price of $8.712 per unit.

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

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

During 2021, 108,880 Warrants A were exercised.

217,760 unexercised Warrants B expired on September 3, 2021.

3.	On May 18, 2020, the Company allocated in a private placement to Arkin a total of 229,569 units at a purchase price of $8.712 per unit.

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

4.

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

During June 2021, 43,749 Warrants A were exercised.

On December 23, 2021, 87,497 unexercised Warrants B expired.

5.	On March 29, 2021, the Company issued to certain investors, including Arkin, a major stockholder of the Company, of which Mori Arkin, a director of the company, is the owner, 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consists of (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of Company common stock equal or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

As of December 31, 2022, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

March 2021 Warrant	March 29, 2021	March 31, 2026	10.350	2,469,156
				2,469,156

b.	Stock-based compensation to employees, directors and service providers:

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

During 2021, the Company granted 648,712 options pursuant to the Plan.

During 2022, the Company granted 479,000 options pursuant to the Plan.

Options granted generally have a contractual term of seven years and vest over a period of three to four years.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

Stock Option Activity

The following summarizes stock option activity:

	Amount of options	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$		$ in thousands
Outstanding - December 31, 2020	737,049	2.61	6.23	2,446
Granted	648,712	4.09	-	-
Forfeited	(132,207)	3.34	-	-
Outstanding - December 31, 2021	1,253,554	3.31	5.65	5,884

Granted	479,000	4.50	-	-
Forfeited	(172,514)	3.57	-	-
Outstanding - December 31, 2022	1,560,040	3.64	5.17	2,116

Options Exercisable - December 31, 2022	838,994	3.10	4.24	1,595

As of December 31, 2022, the aggregate intrinsic value of options granted is calculated as the difference between the exercise price and the closing price on the same date.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The weighted-average grant date fair value per option granted during the year ended December 31, 2022 was $2.76. The fair value of each award is estimated using Black-Scholes option-pricing model based on the following assumptions:

	Year ended December 31, 2022	Year ended December 31, 2021
Underlying value of shares ($)	5.00-7.20	7.65-10.35
Exercise price ($)	4.5	2.61-7.2
Expected volatility (%)	40%	46%-49%
Term of the options (years)	7	7
Risk-free interest rate (%)	1.98%-3.95%	0.78%-1.51%

Volatility is derived from the historical volatility of publicly traded set of peer companies. The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. The Company has not paid dividends and does not anticipate paying dividends in the foreseeable future. Accordingly, no dividend yield was assumed for purposes of estimating the fair value of the Company’s stock-based compensation. The weighted average expected life of options was estimated individually in respect of each grant.

The unrecognized compensation expense calculated under the fair-value method for stock options expected to vest as of December 31, 2022 is approximately $1.45 million and is expected to be recognized over a weighted-average period of 1.41 years.

During 2022 and 2021 the Company’s Board of Directors authorized the grant of options to purchase 45,000 shares of common stock of the Company and 83,334 shares of common stock of the Company, respectively, to Prof. Goldwasser, the Chairman of the Board. Total expenses recorded regarding this grant, for the year ended December 31, 2022, and December 31, 2021, are $367 thousand and $255 thousand, respectively.

During 2021 the Company’s Board of Directors authorized the grant of options to purchase 75,855 shares of common stock of the Company to directors of the Company. Total expenses recorded regarding this grant, for the year ended December 31, 2022, and December 31, 2021, are $213 thousand and $221 thousand, respectively.

During 2022 and 2021 the Company’s Board of Directors authorized the grant of options to purchase 400,000 shares of common stock of the Company and 335,987 shares of common stock of the Company, respectively, to certain officers of the Company. Total expenses recorded regarding this grant, for the year ended December 31, 2022, and December 31, 2021, are $523 thousand and $871 thousand, respectively.

Compensation expense recorded by the Company in respect of its stock-based employees, directors and service providers compensation awards in accordance with ASC 718-10 for the year ended December 31, 2022 and 2021 amounted to $1,487 thousands and $2,030 thousands, respectively.

c.	Restricted stock unit (“RSU”) to employees and service providers:

During the year ended December 31, 2022, the Company granted 110,000 RSUs pursuant to the Plan.

Each RSU will vest based on continued service which is generally over three years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.

The cost of the benefit embodied in the RSU granted during 2022, based on their fair value as at the grant date, is estimated to be approximately $748 thousand. These amounts will be recognized in the statements of operations over the vesting period.

The following table summarizes RSU activity for December 31, 2022:

	Amount of RSU	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)
		$
Outstanding - December 31, 2021	-	-	-
Granted	110,000	6.8	-
Forfeited	(60,000)	7.2	-
Unvested and Outstanding - December 31, 2022	50,000	6.32	6.44

The unrecognized compensation expense calculated under the fair-value method for RSU expected to vest as of December 31, 2022 is approximately $164 thousand and is expected to be recognized over a weighted-average period of 1.15 years.

During 2022 the Company’s Board of Directors authorized the grant of options to purchase 90,000 shares of common stock of the Company to certain officers of the Company. Total expenses recorded regarding this grant, for the year ended December 31, 2022, are $127 thousand.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REVENUES AND ENTITY WIDE DISCLOSURES:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. The Company manages its business based on one operating segment, as described in Note 1.

a.	Disaggregation of revenue

	Year ended on December 31,
	2022	2021
	USD in thousands
Development Services (customer A) (*)	317	-
Products	348	387
	665	387

(*)	During the second quarter of 2022, the Company completed the development of the product relating to a customer-specific project for a Fortune 500 multinational healthcare corporation (“Customer A”) and moved from the development phase of the project to its production phase. As a result, during the year ended December 31, 2022, the Company recognized development services revenues and related development costs that had been previously deferred, in the amounts of $317 thousand and $180 thousand, respectively. The amounts were recognized based on the expected manufacturing term of the product, which the Company estimates at 7 years.

In addition, following the commencement of the production phase, the Company recognized product revenues of $221 thousands during the year ended December 31, 2022 from the sale of units of the product developed in the context of these development services.

b.	Revenues by geographical area (based on the location of customers)

The following is a summary of revenues within geographic areas:

	Year ended on December 31,
	2022	2021
	USD in thousands
United States	553	273
United Kingdom	65	48
Israel	-	19
Other	47	47
	665	387

c.	Major customers

Set forth below is a breakdown of Company’s revenue by major customers (major customer –revenues from these customers constituted at least 10% of total revenues in a certain year):

	Year ended on
	December 31,
	2022	2021
	USD in thousands
Customer A	538	-

Customer B	-	199

Customer C	65	48

d.	Contract fulfillment assets and Contract liabilities:

	December 31,
	2022	2021
	USD in thousands
Contract fulfillment assets:	1,495	1,675
Contract liabilities	3,644	2,420

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

The change in contract fulfillment assets:

	December 31,
	2022	2021
	USD in thousands

Balance at beginning of year	1,675	1,130
Additions during the year	-	545
Contract costs recognized during the period	(180)	-
Balance at end of year	1,495	1,675

The change in contract liabilities:

	December 31,
	2022	2021
	USD in thousands

Balance at beginning of year	2,420	848
Deferred revenue relating to new sales	1,613	1,641
Revenue recognized during the year	(389)	(69)
Balance at end of year	3,644	2,420

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be recognized as revenue in future periods. As of December 31, 2022, the total RPO amounted to $3,644 thousand, which the Company expects to recognize over the expected manufacturing term of the product under development.

SCOUTCAM INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LEASES

On December 31, 2022, the Group’s ROU assets and lease liabilities for operating leases totaled $307 thousand and $263 thousand, respectively.

On December 31, 2021, the Group’s ROU assets and lease liabilities for operating leases totaled $482 thousand and $459 thousand, respectively.

In December 2020, ScoutCam entered into a lease agreement for office space in Omer, Israel. The agreement is for 36 months beginning January 1, 2021. In March 2021, ScoutCam entered into a lease agreement for additional office space in Omer, Israel. The agreement is until December 31, 2023. Monthly lease payments under the agreements are approximately $12 thousand. ScoutCam subleases part of the office space to a third party for $3 thousand per month.

In December 2022, ScoutCam entered into a lease agreement for office space in Ramat Gan, Israel. The agreement is for 12 months beginning on December 14, 2022. The agreement expires on December 14, 2023, and the Company has an option to extend the lease period for an additional one year. The Company doesn’t expect to extend the lease period. Therefore, the Company has elected to use the practical expedient regarding short-term leases. Monthly lease payments under the agreements are $3 thousand.

In addition, the Company leases vehicles under various operating lease agreements.

Operating lease expenses were $264 thousand and $202 thousand for the years ended December 31, 2022 and 2021, respectively.

Supplemental cash flow information related to operating leases during the period presented was as follows:

	Year ended December 31,
	2022	2021
	USD in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	261	202

Lease term and discount rate related to operating leases as of the period presented were as follows:

	December 31,
	2022	2021
	USD in thousands
Weighted-average remaining lease term (in years)	0.84	0.76
Weighted-average discount rate	6%	6%

The maturities of lease liabilities under operating leases as of December 31, 2022 are as follows:

USD in thousands
2023	206
2024	54
2025	16
Total undiscounted lease payments	276
Less: Imputed interest	(13)
Total lease liabilities	263

NOTE 12 – RESEARCH AND DEVELOPMENT EXPENSES:

	Year ended December 31,
	2022	2021
	USD in thousands
Salaries and related expense	2,034	894
Stock-based compensation	576	257
Materials and subcontractors	1,030	655
Depreciation	163	39
Travel expenses	73	-
Vehicle expenses	75	26
Rent and maintenance and other expenses	246	131
	4,197	2,002

NOTE 13 – GENERAL AND ADMINISTRATIVE EXPENSES:

	Year ended December 31,
	2022	2021
	USD in thousands
Salaries and related expense	1,027	1,144
Stock-based compensation	903	1,483
Professional services	859	1,193
Patents	292	798
Depreciation	34	29
Insurance	337	386
Vehicle expenses	73	99
Rent and maintenance and other expenses	181	120
VAT provision (note 7e)	(129)	229
	3,577	5,481

NOTE 14 - SUBSEQUENT EVENTS:

On March 16, 2023, the Company consummated Stock Purchase Agreements for a private placement with (i) Moshe Arkin through his individual retirement account and (ii) The Phoenix Insurance Company Ltd. and Shotfut Menayot Israel – Phoenix Amitim, in connection with the sale and issuance of an aggregate amount of 3,294,117 units (collectively, the “Units”), at a purchase price of $4.25 per Unit, and for an aggregate purchase price of $14,000,000. Each Unit consists of: (i) one share of the Company’s common stock par value $0.001 per share (the “Common Stock”) and (ii) one warrant to purchase one share of Common Stock with an exercise price of $5.50 (the “Warrants”). The Warrants are immediately exercisable and will expire three years from the date of issuance and will be subject to customary adjustments.

