Form 10-Q
period 2023-03-31
ScoutCam Inc.
filed 2023-05-08
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 10,432,518 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2022 (filed on March 28, 2023) entitled “Risk Factors” as well as in our other public filings.

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

Item 1. Financial Statements

ScoutCam INC.

INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

CONSOLIDATED SCOUTCAM INC.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	9,583	10,099
Short terms deposits	15,005	3,047
Accounts receivable	61	60
Inventory	693	630
Other current assets	564	281
Total current assets	25,906	14,117

NON-CURRENT ASSETS:
Contract fulfillment assets	1,435	1,495
Property and equipment, net	508	648
Operating lease right-of-use assets	346	307
Severance pay asset	268	328
Total non-current assets	2,557	2,778

TOTAL ASSETS	28,463	16,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2023	2022
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	365	297
Contract liabilities - short term	1,304	1,426
Operating lease liabilities - short term	195	199
Accrued compensation expenses	352	365
Related parties	8	58
Other accrued expenses	396	214
Total current liabilities	2,620	2,559

NON-CURRENT LIABILITIES:
Contract liabilities - long term	2,112	2,218
Operating lease liabilities - long term	94	64
Liability for severance pay	262	268
Total non-current liabilities	2,468	2,550

TOTAL LIABILITIES	5,088	5,109

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022, 10,432,518 and 7,121,737 shares issued and outstanding as of March 31, 2023 and December 31, 2022 , respectively	10	7
Additional paid-in capital	50,813	36,541
Accumulated deficit	(27,448)	(24,762)
TOTAL SHAREHOLDERS’ EQUITY	23,375	11,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	28,463	16,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended
	March 31,
	2023	2022
	Unaudited
	USD in thousands (except per share data)

REVENUES	303	2
COST OF REVENUES	550	288
GROSS LOSS	(247)	(286)
RESEARCH AND DEVELOPMENT EXPENSES	1,398	954
SALES AND MARKETING EXPENSES	176	243
GENERAL AND ADMINISTRATIVE EXPENSES	958	1,286
OPERATING LOSS	(2,779)	(2,769)
OTHER INCOME	7	8
FINANCING INCOME (EXPENSES), NET	86	(27)
NET LOSS	(2,686)	(2,788)

Net loss per ordinary share (basic and diluted, USD)	(0.37)	(0.39)
Weighted average ordinary shares (basic and diluted, in thousands)	7,276	7,122

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2023 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2023	7,122	$7	$36,541	$(24,762)	$11,786
Stock based compensation	-	-	348	-	348
RSU vesting	17	*	(*)	-	-
Issuance of shares and warrants	3,294	3	13,924	-	13,927
Net loss	-	-	-	(2,686)	(2,686)

Balance at March 31, 2023	10,433	$10	$50,813	$(27,448)	$23,375

Three Months Ended March 31, 2022 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2022	7,122	$7	$34,903	$(15,294)	$19,616
Stock based compensation	-	-	772	-	772
Net loss	-	-	-	(2,788)	(2,788)

Balance at March 31, 2022	7,122	$7	$35,675	$(18,082)	$17,600

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

*	Represents an amount less than $1 thousand

SCOUTCAM INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2023	2022
	Unaudited
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,686)	(2,788)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	155	50
Stock based compensation	348	772
Severance pay asset and liability	54	-
Profit from exchange differences from operating lease liability	(9)	(10)
Profit from exchange differences on cash and cash equivalents	4	41
Interest income in respect of deposits	42	(13)

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Increase in accounts receivable	(1)	(6)
Increase in inventory	(63)	(23)
Decrease in operating lease liability	(48)	(16)
Decrease in ROU asset	44	19
Decrease (increase) in other current assets	(283)	27
Increase in account payables	68	124
Decrease in related parties	(50)	(39)
Decrease in contract fulfillment assets	60	-
Increase (decrease) in contract liabilities	(228)	1,616
Increase (decrease) in accrued compensation expenses	(63)	20
Increase in other accrued expenses	182	2
Net cash flows used in operating activities	(2,474)	(224)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(15)	(24)
Withdrawal of short terms deposits	3,000	-
Investment in short term deposits	(15,000)	-
Net cash flows used in investing activities	(12,015)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	13,977	-
Net cash flows provided by financing activities	13,977	-

DECREASE IN CASH AND CASH EQUIVALENTS	(512)	(248)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,099	8,581
LOSS FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(4)	(41)
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	9,583	8,292

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Non cash activities -

	Three months ended March 31,
	2023	2022
	Unaudited
	USD in thousands
Right-of-use assets obtained in exchange for operating lease liabilities	83	46
Issuance expenses	50	-

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

As of March 31, 2023, Medigus beneficially owned 18.45% of the Company’s outstanding common stock.

The Company, through ScoutCam, is engaged in the development, production and marketing of Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) technologies, providing visual sensing and AI-based video analytics solutions for systems in the aviation, maritime, industrial non-destructing-testing industries, transportation, and energy industries. Some of the Company’s products utilize micro visualization technology in medical devices for minimally invasive medical procedures.

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.

Since incorporation of ScoutCam and through March 31, 2023, the Company accumulated a deficit of approximately $27.4 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these Interim Condensed Consolidated Financial Statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding in order to continue its future operations until becoming profitable.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  a. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LEASES:

On March 31, 2023, the Group’s ROU assets and lease liabilities for operating leases totaled $346 thousand and $289 thousand, respectively.

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

Lease expenses recorded in the interim consolidated statements of operations were $57 thousand for the three months ended March 31, 2023.

Supplemental cash flow information related to operating leases was as follows:

Three months ended March 31, 2023
USD in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	57

As of March 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 0.85 years and a weighted average discount rate of 6%.

The maturities of lease liabilities under operating leases as of March 31, 2023 are as follows:

Operating leases
USD in thousands
Remainder of 2023	175
2024	85
2025	44
Total undiscounted lease payments	304
Less: Imputed interest	(15)
Total lease liabilities	289

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY:

a.

Private Placement

On March 16, 2023, the Company consummated Stock Purchase Agreements for a private placement with (i) Moshe Arkin through his individual retirement account and (ii) The Phoenix Insurance Company Ltd. and Shotfut Menayot Israel – Phoenix Amitim, in connection with the sale and issuance of an aggregated amount of 3,294,117 units (collectively, the “Units”), at a purchase price of $4.25 per Unit, and for an aggregated purchase price of $14,000,000. Each Unit consists of: (i) one share of the Company’s common stock with par value of $0.001 per share (the “Common Stock”) and (ii) one warrant to purchase one share of Common Stock with an exercise price of $5.50 (the “Warrants”). The Warrants are immediately exercisable and will expire three years from the date of issuance and will be subject to customary adjustments.

Warrants:

As of March 31, 2023, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

March 2021 Warrant	March 29, 2021	March 31, 2026	10.35	2,469,156
March 2023 Warrant	March 27, 2023	March 26, 2026	5.50	3,294,117
				5,763,273

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

b. Stock-based compensation to employees, directors and service providers:

In February 2020, the Company’s Board of Directors approved the 2020 Share Incentive Plan (the “Plan”).

The Plan initially included a pool of 580,890 shares of common stock for grant to Company employees, consultants, directors and other service providers. On March 15, 2020, the Company’s Board of Directors approved an increase to the option pool pursuant to the Plan by an additional 64,099 shares of common stock. On June 22, 2020, the Company’s Board of Directors approved an increase to the option pool pursuant to the Plan by an additional 401,950 shares of common stock. During the second quarter of 2021, the Company’s Board of Directors approved an increase to the option pool pursuant to the Plan by an additional 777,778 shares of common stock. During the first quarter of 2023, the Company’s Board of Directors approved an increase to the option pool pursuant to the Plan by an additional 1,000,000 shares of common stock.

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

Stock option activity

During the three months ended March 31, 2023, the Company granted 57,000 options pursuant to the Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Three months ended March 31, 2023
Underlying value of ordinary shares ($)	5
Exercise price ($)	4.5
Expected volatility (%)	37.5%
Term of the options (years)	7
Risk-free interest rate	3.94%

The cost of the benefit embodied in the options granted during the three months ended March 31, 2023, based on their fair value as of the grant date, is estimated to be approximately $142 thousand. These amounts will be recognized in the statements of operations and comprehensive income over the vesting period.

The following table summarizes stock option activity for the three months ended March 31, 2023:

	For the Three months ended March 31, 2023
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	1,560,040	3.64
Granted	57,000	4.50
Fortfeited	(18,512)	3.37
Outstanding at end of period	1,598,528	3.68

Vested at end of period	908,803	3.15

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

The following table summarizes RSU activity for the three months ended March 31, 2023:

	For the Three months ended March 31, 2023
	Amount of RSUs	Weighted Average Grant Date Fair Value per Share
		$
Outstanding at beginning of period	50,000	6.32
Vested	(16,664)	6.32
Unvested and Outstanding at end of period	33,336	6.32

The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operation and comprehensive income:

Three months ended March 31, 2023
USD in thousands
Cost of revenues	3
Research and development	140
Sales and marketing expenses	41
General and administrative	164
Total expenses	348

SCOUTCAM INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Disaggregation of revenue

	Three months ended March 31,
	2023	2022
	USD in thousands
Development Services (*)	106	-
Products	197	2
Revenue	303	2

(*)	During the second quarter of 2022, the Company completed the development of the product relating to a customer-specific project for a Fortune 500 multinational healthcare corporation and moved from the development phase of the project to its production phase. As a result, during the three months ended March 31, 2023, the Company recognized development services revenues and related development costs that had been previously deferred, in the amounts of $106 thousand. The amounts were recognized based on the expected manufacturing term of the product, which the Company estimates at 7 years.

In addition, following the commencement of the production phase, the Company recognized product revenues of $182 thousands during the three months ended March 31, 2023 from the sale of units of the product developed in the context of these development services.

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
	USD in thousands
Contract fulfillment assets	1,435	1,495
Contract liabilities	3,416	3,644

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

The change in contract fulfillment assets:

	March 31,	December 31,
	2023	2022
	USD in thousands
Balance at beginning of year	1,495	1,675
Contract costs recognized during the period	(60)	(180)
Balance at end of year	1,435	1,495

The change in contract liabilities:

	March 31,	December 31,
	2023	2022
	USD in thousands
Balance at beginning of year	3,644	2,420
Deferred revenue relating to new sales	-	1,613
Revenue recognized during the year	(228)	(389)
Balance at end of year	3,416	3,644

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2023, the total RPO amounted to $3.4 million, which the Company expects to recognize over the expected manufacturing term of the product.

NOTE 6 – INVENTORY:

Composed as follows:

	March 31,	December 31,
	2023	2022
	USD in thousands
Raw materials and supplies	258	438
Work in progress	300	148
Finished goods	135	44
	693	630

During the period ended March 31, 2023, no impairment occurred.

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

NOTE 8 – RELATED PARTIES

a. Balances with related parties:

	March 31, 2023	December 31, 2022
	USD in thousands
Directors (directors’ accrued compensation)	-	48
Smartec R&D Ltd. (see b below)	8	10
	8	58

b.	During the three months ended March 31, 2023, and March 31, 2022, the Company received development services from Smartec R&D Ltd., a company owned by the Company’s CTO.

Total compensation during the three months ended March 31, 2023 and March 31, 2022 was approximately $29 thousand and $25 thousand, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events as of the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Overview

The Company’s primary business activities during last few months were:

●	Production and supply of product to a Fortune 500 multinational healthcare corporation.

●	Enlarging our focus on R&D activities in the domain of I4.0 (including PdM and CBM in sectors such as aerospace, maritime energy and other heavy machinery, engines and complicated mechanics which have a need for monitoring and predictive maintenance applications). The main effect of this activity was an increase in the number of employees to enable the Company to manage the anticipated increased workload and solution development.

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three month period ended March 31, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	2023	2022	% Change
Revenues	303,000	2,000	15,050%
Cost of Revenues	550,000	288,000	91%
Gross Loss	(247,000)	(286,000)	(14)%
Research and development expenses	1,398,000	954,000	47%
Sales and marketing expense	176,000	243,000	(28)%
General and administrative expenses	958,000	1,286,000	(26)%
Operating Loss	(2,779,000)	(2,769,000)	0.36%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the three months ended March 31, 2023, we generated revenues of $303,000, an increase of $301,000, or 15,050%, from the three months ended March 31, 2022 revenues.

The increase in revenues was primarily due to the completion of development of the product relating to our miniature camera solution with a Fortune 500 company and moving to production stage. Total revenues recorded from our miniature camera solution with the Fortune 500 company for the three months ended March 31, 2023 amounted to approximately $288,000. We did not record any revenue from our miniature camera solution with the Fortune 500 company during the three months ended March 31, 2022.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, certain allocated facilities, and expenses associated with logistics and quality control.

Cost of revenues for the three months ended March 31, 2023 was $550,000, an increase of $262,000, or 91%, compared to cost of revenues of $288,000 for the three months ended March 31, 2022.

The increase was primarily due to an increase in material costs due to an increase in the number of products sold and supplied to the Fortune 500 company.

Gross Loss

Gross loss for the three months ended March 31, 2023 was $247,000, a decrease of $39,000, or 14%, compared to gross loss of $286,000 for the three months ended March 31, 2022.

The decrease was primarily due to increase in revenues partially offset by increase in cost of revenues, as described above.

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

Research and development expenses for the three months ended March 31, 2023 were $1,398,000, an increase of $444,000, or 47%, compared to $954,000 for the three months ended March 31, 2022.

The increase was primarily due to an increase in payroll expenses due to additional employee recruitments, and to increased expenses for materials, subcontractors, rent, and maintenance due to enlarging our focus on R&D activities in the domain of I4.0.

We expect that our research and development expenses will increase as we continue to develop our products and service and recruit additional research and development employees to the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of personnel costs, consulting services, promotional materials, demonstration equipment, and certain allocated facility infrastructure costs.

Sales and marketing expenses for the three months ended March 31, 2023 were $176,000, a decrease of $67,000, or 28%, compared to $243,000 for the three months ended March 31, 2022.

The decrease was primarily due to a decrease in payroll expenses (including stock-based compensation) due to the resignation of a VP Business Development.

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

General and administrative expenses for the three months ended March 31, 2023 were $958,000, a decrease of $328,000, or 26%, compared to $1,286,000 for the three months ended March 31, 2022.

The decrease was primarily due to a decrease in stock-based compensation due to vesting of options and to a decrease in D&O insurance costs.

Operating loss

We incurred an operating loss of $2,779,000 for the three months ended March 31, 2023, an increase of $10,000, compared to operating loss of $2,769,000 for the three months ended March 31, 2022.

The increase in operating loss was primarily due to increases in expenses related to research and development, partially offset by decrease in general and administrative expenses and sales and marketing expenses, as described above.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $9.6 million and $15 million of short-term deposits compared to cash and cash equivalents $10.1 million and 3 million of short-term deposits as of December 31, 2022. In addition, as of March 31, 2023 we incurred an accumulated deficit of approximately $27.4 million, compared to $24.8 million as of December 31, 2022.

Our primary sources of liquidity to date have been from fund raising and warrant exercises.

Additional Cash Requirements

We plan to continue to invest for long-term growth, and therefore we expect that our expenses will increase. We currently believe that our existing cash and cash equivalents and short-term deposits will allow us to fund our operating plan through at least the next 12 months. We expect our expenses will increase in connection with our ongoing activities, particularly as we continue the research and development and the scale up process of our I4.0 solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We may raise these funds through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended March 31,
	2023	2022
Cash used in Operating Activity	(2,474,000)	(224,000)
Cash used in Investing Activity	(12,015,000)	(24,000)
Cash provided by Financing Activity	13,977,000	-

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

During the three months ended March 31, 2023, cash used in operating activities was $2.5 million, consisting of net loss of $2.7 million, an unfavorable net change in operating assets and liabilities of $0.4 million, partially offset by a non-cash benefit of $0.6 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation and depreciation. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in contract liability and other current assets, partially offset by inflows from changes in other current expenses.

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

Investing Activities

During the three months ended March 31, 2023, cash used in investing activities was $12 million, consisting mainly of investment, net on short-term deposits.

During the three months ended March 31, 2022, cash used in investing activities was $24,000, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was $14 million, consisting of cash proceeds from issuance of shares and warrants.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the information set forth in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31,2022 as filed with the SEC on March 28, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There have been no unregistered sales of equity securities in addition to the sales disclosed under Form 8-K as filed with the SEC during the recent fiscal quarter ended March 28, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
3.1.1	Amended and Restated Articles of Incorporation, effective as of August 9, 2021 (incorporated by reference to Exhibit 3.1.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021)

3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 to our Annual Report on Form 10-K filed with the SEC on March 28, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 8, 2023	SCOUTCAM INC.

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
ScoutCam Inc.

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
ScoutCam Inc.

-23-