Form 10-Q
period 2023-06-30
Odysight.ai Inc.
filed 2023-08-14
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 333-188920

ODYSIGHT.AI INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4257143
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Suite 7A, Industrial Park
P.O. Box 3030, Omer, Israel	8496500
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 13, 2023, the registrant had 10,436,684 shares of common stock, par value $0.001 of the registrant issued and outstanding.

As used in this Quarterly Report and unless otherwise indicated, the terms “Odysight.ai (formerly known as ScoutCam Inc.),” “we,” “us,” “our,” or “our Company” refer to Odysight.ai. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

ODYSIGHT.AI INC.

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

Item 1. Financial Statements

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

CONSOLIDATED ODYSIGHT.AI INC.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	3,319	10,099
Short terms deposits	18,736	3,047
Accounts receivable	158	60
Inventory	724	630
Other current assets	668	281
	23,605	14,117

NON-CURRENT ASSETS:
Contract fulfillment assets	1,376	1,495
Property and equipment, net	513	648
Operating lease right-of-use assets	653	307
Severance pay asset	262	328
	2,804	2,778

TOTAL ASSETS	26,409	16,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2023	December 31, 2022
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	774	297
Contract liabilities - short term	954	1,426
Operating lease liabilities - short term	232	199
Accrued compensation expenses	454	365
Related parties	47	58
Other account payable	522	214
	2,983	2,559
NON-CURRENT LIABILITIES:
Contract liabilities - long term	2,007	2,218
Operating lease liabilities - long term	339	64
Liability for severance pay	256	268
Other liabilities - long term	28	-
	2,630	2,550
TOTAL LIABILITIES	5,613	5,109

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2023 and December 31, 2022, 10,436,684 and 7,121,737 shares issued and outstanding as of June 30, 2023 and December 31, 2022 , respectively	10	7
Additional paid-in capital	51,110	36,541
Accumulated deficit	(30,324)	(24,762)
TOTAL SHAREHOLDERS’ EQUITY	20,796	11,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	26,409	16,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
	Unaudited
	USD in thousands (except per share data)

REVENUES	977	372	674	370
COST OF REVENUES	1,327	849	777	561
GROSS LOSS	(350)	(477)	(103)	(191)
RESEARCH AND DEVELOPMENT EXPENSES	2,753	1,975	1,355	1,021
SALES AND MARKETING EXPENSES	669	446	493	203
GENERAL AND ADMINISTRATIVE EXPENSES	2,126	2,452	1,168	1,166
OPERATING LOSS	(5,898)	(5,350)	(3,119)	(2,581)
OTHER INCOME	10	15	3	7
FINANCING INCOME (EXPENSES), NET	326	(225)	240	(198)
NET LOSS	(5,562)	(5,560)	(2,876)	(2,772)
Net loss per ordinary share (basic and diluted, USD)	(0.63)	(0.78)	(0.28)	(0.39)
Weighted average ordinary shares (basic and diluted, in thousands)	8,864	7,122	10,435	7,122

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2023 (Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands

Balance at January 1, 2023	7,122	$7	$36,541	$(24,762)	$11,786
Stock based compensation	-	-	685	-	685
Issuance of shares upon RSU vesting	21	*	*	-	-
Issuance of shares and warrants	3,294	3	13,884	-	13,887
Net loss	-	-	-	(5,562)	(5,562)
Balance at June 30, 2023	10,437	$10	$51,110	$(30,324)	$20,796

Three Months Ended June 30, 2023 (Unaudited)

			Additional		Total
	Ordinary shares		paid-in	Accumulated	Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at April 1, 2023	10,433	$10	$50,813	$(27,448)	$23,375
Stock based compensation	-	-	337	-	337
Issuance of shares upon RSU vesting	4	*	*	-	-
Issuance expenses	-	-	(40)	-	(40)
Net loss	-	-	-	(2,876)	(2,876)
Balance at June 30, 2023	10,437	$10	$51,110	$(30,324)	$20,796

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Six Months Ended June 30, 2022 (Unaudited)

			Additional		Total
	Ordinary shares		paid-in	Accumulated	Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at January 1, 2022	7,122	7	34,903	(15,294)	19,616
Stock based compensation	-	-	1,457	-	1,457
Net loss	-	-	-	(5,560)	(5,560)

Balance at June 30, 2022	7,122	7	36,360	(20,854)	15,513

Three Months Ended June 30, 2022 (Unaudited)

			Additional		Total
	Ordinary shares		paid-in	Accumulated	Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at April 1, 2022	7,122	7	35,675	(18,082)	17,600
Stock based compensation	-	-	685	-	685
Net loss	-	-	-	(2,772)	(2,772)

Balance at June 30, 2022	7,122	7	36,360	(20,854)	15,513

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,562)	(5,560)	(2,876)	(2,772)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	192	103	37	53
Stock based compensation	685	1,457	337	685
Severance pay asset and liability	54	51	-	51
Profit from exchange differences from operating lease liability	(22)	(50)	(13)	(40)
Loss from exchange differences on cash and cash equivalents	53	327	49	286
Interest income in respect of deposits	(189)	(23)	(231)	(10)

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Increase in accounts receivable	(98)	(91)	(97)	(85)
Increase in inventory	(94)	(442)	(31)	(419)
Decrease (increase) in other current assets	(387)	33	(104)	6
Decrease in contract fulfillment assets	119	60	59	60
Decrease in ROU asset	94	132	50	113
Increase in account payables	477	206	409	82
Increase (decrease) in contract liabilities	(683)	1,435	(455)	(181)
Decrease in operating lease liability	(110)	(125)	(62)	(109)
Increase in accrued compensation expenses	89	21	152	1
Increase (decrease) in related parties	(11)	(17)	39	-
Increase in other account payable	310	85	128	105
Net cash flows used in operating activities	(5,083)	(2,398)	(2,609)	(2,174)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(57)	(42)	(42)	(18)
Withdrawal of short terms deposits	3,000	5,000	-	5,000
Investment in short term deposits	(18,500)	(3,500)	(3,500)	(3,500)
Net cash flows provided by (used in) investing activities	(15,557)	1,458	(3,542)	1,482

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	13,913	-	(64)	-
Net cash flows provided by used in financing activities	13,913	-	(64)	-

DECREASE IN CASH AND CASH EQUIVALENTS	(6,727)	(940)	(6,215)	(692)
LOSS FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(53)	(327)	(49)	(286)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	10,099	8,581	9,583	8,292
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	3,319	7,314	3,319	7,314

Non cash activities -

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
	Unaudited
	USD in thousands
Unpaid issuance expenses	26	-	(24)	-
Right-of-use assets obtained in exchange for operating lease liabilities	465	81	382	35
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(25)	-	(25)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.

Odysight.ai.Inc (the “Company”), formerly known as ScoutCam Inc., was incorporated under the laws of the State of Nevada on March 22, 2013. Prior to the closing of the Exchange Agreement (as defined below), the Company was a non-operating “shell company”.

The Company’s wholly owned subsidiary, Odysight.ai Ltd (“Odysight.ai”.), formerly known as ScoutCam Ltd., was formed in the State of Israel on January 3, 2019, as a wholly-owned subsidiary of Medigus Ltd. (“Medigus”), an Israeli company traded on the Nasdaq Capital Market, and commenced operations on March 1, 2019.

In December 2019, Medigus and Odysight.ai consummated an asset transfer agreement, under which Medigus transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business to Odysight.ai.

On December 30, 2019, the Company and Medigus consummated a securities exchange agreement (the “Exchange Agreement”), pursuant to which Medigus delivered 100% of its holdings in Odysight.ai to the Company in exchange for shares of the Company’s common stock representing 60% of the issued and outstanding share capital of the Company immediately upon the consummation of the Exchange Agreement.

During 2020 - 2023 Medigus has decreased its holdings in the Company such that as of March 31, 2023, Medigus owned 18.45% of the Company’s outstanding common stock.

On June 1, 2023, Medigus sold all its holdings in the Company to existing shareholders and to Chairman of the Board and CEO of the Company.

On June 5, 2023, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Registrant’s Articles of Incorporation to change its name from “ScoutCam Inc.” to “Odysight.ai Inc.”, effective June 5, 2023.

The Company, through Odysight.ai, is engaged in the development, production and marketing of Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) technologies, providing visual sensing and AI-based video analytics solutions for systems in the aviation, maritime, industrial non-destructing-testing industries, transportation, and energy industries. Some of the Company’s products utilize micro visualization technology in medical devices for minimally invasive medical procedures.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.	Since incorporation of Odysight.ai and through June 30, 2023, the Company accumulated a deficit of approximately $30.3 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these Interim Condensed Consolidated Financial Statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding in order to continue its future operations until becoming profitable.

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

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

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

NOTE 3 – LEASES:

In December 2020, Odysight.ai entered into a lease agreement for office space in Omer, Israel (“original space”), with the 36-month term for such agreement beginning on January 1, 2021. In March 2021, Odysight.ai entered into a lease agreement for additional office space in Omer, Israel (“additional space”), with the term for such agreement is ending December 31, 2023.

On June 25, 2023, Odysight.ai entered into an amendment to these agreements, pursuant to which the lease for the additional office space will be shortened and end on June 30, 2023 and the lease for original space will be extended for an additional five years until December 31, 2028. It was also agreed that Odysight.ai has an option to terminate the agreement for the original space after three years.

Monthly lease payments under the agreement for the original space are approximately $7 thousand.

In December 2022, Odysight.ai entered into a lease agreement for office space in Ramat Gan, Israel. The agreement is for 12 months beginning on December 14, 2022 and the Company has an option to extend the lease period for an additional one year. The Company does not expect to extend the lease period. Therefore, the Company has elected to use the practical expedient regarding short-term leases. Monthly lease payments under the agreement are $3 thousand.

Supplemental cash flow information related to operating leases was as follows:

	Six months ended
	June 30, 2023	June 30, 2022
	USD in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	119	136

As of June 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 0.9 years and a weighted average discount rate of 6%.

Future lease payments under operating leases as of June 30, 2023 were as follows:

Operating leases
USD in thousands
Remainder of 2023	120
2024	231
2025	188
2026	83
Total future lease payments	622
Less imputed interest	(51)
Total lease liability balance	571

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY:

a.

Private Placement

On March 16, 2023, the Company consummated a Stock Purchase Agreements for a private placement with (i) Moshe Arkin through his individual retirement account and (ii) The Phoenix Insurance Company Ltd. and Shotfut Menayot Israel – Phoenix Amitim, in connection with the sale and issuance of an aggregated amount of 3,294,117 units (collectively, the “Units”), at a purchase price of $4.25 per Unit, and for an aggregated purchase price of $14,000,000. Each Unit consists of: (i) one share of the Company’s common stock with par value of $0.001 per share (the “Common Stock”) and (ii) one warrant to purchase one share of Common Stock with an exercise price of $5.50 (the “Warrants”). The Warrants are immediately exercisable and will expire three years from the date of issuance and will be subject to customary adjustments.

Warrants:

As of June 30, 2023, the Company had the following outstanding warrants to purchase common stock:

				Number of
				Shares of
			Exercise Price	common stock
	Issuance	Expiration	Per Share	Underlying
Warrant	Date	Date	($)	Warrants

March 2021 Warrant	March 29, 2021	March 31, 2026	10.35	2,469,156
March 2023 Warrant	March 27, 2023	March 26, 2026	5.50	3,294,117
				5,763,273

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

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

Stock option activity

During the six months ended June 30, 2023, the Company granted 57,000 options pursuant to the Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Six months ended
June 30, 2023
Underlying value of ordinary shares ($)	5
Exercise price ($)	4.5
Expected volatility (%)	37.5%
Term of the options (years)	7
Risk-free interest rate	3.94%

The cost of the benefit embodied in the options granted during the six months ended June 30, 2023, based on their fair value as of the grant date, is estimated to be approximately $142 thousand. These amounts will be recognized in the statements of operations and comprehensive income over the vesting period.

The following table summarizes stock option activity for the six months ended June 30, 2023:

	For the
	Six months ended
	June 30, 2023
		Weighted
		average
	Amount of	exercise
	options	price
		$
Outstanding at beginning of period	1,560,040	3.64
Granted	57,000	4.50
Fortfeited	(20,365)	3.47

Outstanding at end of period	1,596,675	3.68

Vested at end of period	978,486	3.11

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

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

The following table summarizes RSU activity for the three months ended June 30, 2023:

	For the
	Six months ended
	June 30, 2023
		Weighted Average
	Amount of	Grant Date Fair Value
	RSUs	per Share
		$
Outstanding at beginning of period	50,000	6.32
Vested	(20,830)	6.32
Unvested and Outstanding at end of period	29,170	6.32

The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operation and comprehensive income:

Six months ended
June 30, 2023
USD in thousands
Cost of revenues	5
Research and development	265
Sales and marketing expenses	62
General and administrative	353
Total expenses	685

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Disaggregation of revenue

	Six months ended
	June 30, 2023
	2023	2022
	USD in thousands
Development Services (*)	211	106
Products	766	266
Revenue	977	372

(*)	During the second quarter of 2022, the Company completed the development of the product relating to a customer-specific project for a Fortune 500 multinational healthcare corporation and moved from the development phase of the project to its production phase. As a result, during the six months ended June 2023, the Company recognized development services revenues and related development costs that had been previously deferred, in the amount of $211 thousand. The amount was recognized based on the expected manufacturing term of the product, which the Company estimates at seven years.

In addition, following the commencement of the production phase, the Company recognized product revenues of $722 thousand during the six months ended June 2023 from the sale of units of the product developed in the context of these development services.

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
	USD in thousands
Contract fulfillment assets	1,376	1,495
Contract liabilities	2,961	3,644

Contract liabilities include advance payments, which are primarily related to advanced billings for development services.

The change in contract fulfillment assets:

	June 30,	December 31,
	2023	2022
	USD in thousands
Balance at beginning of year	1,495	1,675
Contract costs recognized during the period	(119)	(180)
Balance at end of year	1,376	1,495

The change in contract liabilities:

	June 30,	December 31,
	2023	2022
	USD in thousands
Balance at beginning of year	3,644	2,420
Deferred revenue relating to new sales	-	1,613
Revenue recognized during the year	(683)	(389)
Balance at end of year	2,961	3,644

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2023, the total RPO amounted to $2.9 million, which the Company expects to recognize over the expected manufacturing term of the product.

NOTE 6 – ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORY:

Composed as follows:

	June 30,	December 31,
	2023	2022
	USD in thousands
Raw materials and supplies	563	438
Work in progress	42	148
Finished goods	119	44
	724	630

During the period ended June 30, 2023, no impairment occurred.

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

NOTE 8 – RELATED PARTIES

a. Balances with related parties:

	June 30 , 2023	December 31, 2022
	USD in thousands
Directors (directors’ accrued compensation)	38	48
Smartec R&D Ltd. (see b below)	9	10
	47	58

b.	During six months ended June 30, 2023 the Company received development services from Smartec R&D Ltd., a company owned by the Company’s CTO.

Total compensation during the six months ended June 30, 2023 and June 30, 2022 were approximately $29 thousands and $55 thousands, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company received approval from the Israel Innovation Authority (previously the Office of the Chief Scientist), (the “IIA”) to support and enhance the Company’s production line and capabilities in the next 12 months until May 2024. Pursuant to the agreement with the IIA relating to the program, the Company  has to pay royalties of 3% to the IIA up to the amount IIA funding received and the accrued interest repayment of the grant is contingent upon the Company successfully completing its enhancement plans and generating sales from the enhancements preformed. The Company has no obligation to repay these grants if its enhancement plans are not completed or aborted or if it generates no sales. The Company had not yet started the enhancement plan as of June 30, 2023.

On June 12, 2023, the Company received an advance from the IIA in the amount of NIS 357 thousand (approximately $96 thousand), which was recorded as a short term liability in the other account payable account, since the Company may need to repay this advance to IIA in case its enhancement plans will not be completed or aborted.

NOTE 10 – SUBSEQUENT EVENTS

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

Overview

Overview

The Company’s primary business activities during last few months were:

●	Production and supply of product to a Fortune 500 multinational healthcare corporation.

●	Enlarging our focus on R&D activities in the domain of I4.0 (including PdM and CBM in sectors such as aerospace, maritime energy and other heavy machinery, engines and complicated mechanics which have a need for monitoring and predictive maintenance applications). The main effect of this activity was an increase in the number of employees to enable the Company to manage the anticipated increased workload and solution development activity.

Comparison of the Six months ended June, 2023 and 2022

The following table summarizes our results of operations for the six month period ended June 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Six months ended June 30,
	2023	2022	% Change
Revenues	977,000	372,000	163%
Cost of Revenues	1,327,000	849,000	56%
Gross Loss	(350,000)	(477,000)	(27)%
Research and development expenses	2,753,000	1,975,000	39%
Sales and marketing expense	669,000	446,000	50%
General and administrative expenses	2,126,000	2,452,000	(13)%
Operating Loss	(5,898,000)	(5,350,000)	10%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the six months ended June 30, 2023, we generated revenues of $977,000, an increase of $605,000, or 163%, compared to revenues of $372,000 for the six months ended June 30, 2022.

The increase in revenues was primarily due to the completion of development of the product relating to our miniature camera solution with a Fortune 500 company during the second quarter of 2022 and moving to production stage. Total revenues recorded from our miniature camera solution with the Fortune 500 company for the six months ended June 30, 2023 amounted to approximately $933,000 compared to $327,000 for the six months ended June 30, 2022.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, certain allocated facilities, and expenses associated with logistics and quality control.

Cost of revenues for the six months ended June 30, 2023 was $1,327,000, an increase of $478,000, or 56%, compared to cost of revenues of $849,000 for the six months ended June 30, 2022.

The increase was primarily due to an increase in material costs due to an increase in the number of products sold and supplied to the Fortune 500 company.

Gross Loss

Gross loss for the six months ended June 30, 2023 was $350,000, a decrease of $127,000, or 27%, compared to gross loss of $477,000 for the six months ended June 30, 2022.

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

Research and development expenses for the six months ended June 30, 2023 were $2,753,000, an increase of $778,000, or 39%, compared to $1,975,000 for the six months ended June 30, 2022.

The increase was primarily due to an increase in payroll expenses from additional employee recruitments, as result of enlarging our focus on R&D activities in the domain of I4.0.

We expect that our research and development expenses will increase as we continue to develop our products and service and recruit additional research and development employees to the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll expenses, consulting services, promotional materials, exhibitions ,demonstration equipment, and certain allocated facility infrastructure costs.

Sales and marketing expenses for the six months ended June 30, 2023 were $669,000, an increase of $223,000, or 50%, compared to $446,000 for the six months ended June 30, 2022.

The increase was primarily due to recent rebranding activities (including expenses related to the changing of the name of the Company which include among other designing a new logo and promotional materials). In addition, during June 2023 the Company participated on Paris Air Show, the world’s premier and largest event dedicated to the aviation and space industry.

This increase was partially offset by a decrease in payroll expenses (including stock-based compensation) due to the resignation of our VP Business Development during the fourth quarter of 2022.

We expect that our selling and marketing expenses will increase as we expand our selling and marketing efforts in the I4.0 domain.

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

General and administrative expenses for the six months ended June 30, 2023 were $2,126,000, a decrease of $326,000, or 13%, compared to $2,452,000 for the six months ended June 30, 2022.

The decrease was primarily due to stock-based compensation vesting of options and to a decrease in D&O insurance costs.

Operating loss

We incurred an operating loss of $5,898,000 for the six months ended June 30, 2023, an increase of $548,000, compared to operating loss of $5,350,000 for the six months ended June 30, 2022.

The increase in operating loss was primarily due to an increase in expenses related to research and development and sales and marketing expenses, partially offset by a decrease in general and administrative expenses, each as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Six month ended June 30,
	2023	2022
Cash used in Operating Activity	(5,083,000)	(2,398,000)
Cash provided by (used in) Investing Activity	(15,557,000)	1,458,000
Cash provided by Financing Activity	13,913,000	-

Operating Activities

Our primary uses of cash from operating activities have been for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services cost and costs related to our facilities. We expect that our cash flows from operating activities will continue to increase due to an expected increase of expenses of our business and our working capital requirements.

During the six months ended June 30, 2023, cash used in operating activities was $5.1 million, consisting of net loss of $5.5 million, an unfavorable net change in operating assets and liabilities of $0.3 million, partially offset by a non-cash benefit of $0.8 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in contract liability and other current assets, was partially offset by inflows from changes in account payables and other accounts payables.

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

Investing Activities

During the six months ended June 30, 2023, cash used in investing activities was $15.6 million, consisting mainly of investment, net on short-term deposits.

For the six months ended June 30, 2022, net cash flows provided by investing activities was $1.5 million consisting mainly of withdrawal of short terms deposits.

Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was $13.9 million, consisting of cash proceeds from issuance of shares and warrants, net of issuance costs.

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months period ended June 30, 2023, and 2022, together with the changes in those items in dollars and as a percentage:

	Three months ended June 30,
	2023	2022	% Change
Revenues	674,000	370,000	82%
Cost of Revenues	777,000	561,000	39%
Gross Loss	(103,000)	(191,000)	(46)%
Research and development expenses	1,355,000	1,021,000	33%
Sales and marketing expense	493,000	203,000	143%
General and administrative expenses	1,168,000	1,166,000	-%
Operating Loss	(3,119,000)	(2,581,000)	21%

Revenues

For the three months ended June 30, 2023, we generated revenues of $674,000, an increase of $304,000, or 82%, from the three months ended June 30, 2022.

The increase in revenues was primarily due to the completion of development of the product relating to our miniature camera solution with a Fortune 500 company and moving to production stage. Total revenues recorded from our miniature camera solution with the Fortune 500 company for the three months ended June 30, 2023 amounted to approximately $645,000, compared to $327,000 for the three months ended June 30, 2022.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, certain allocated facilities, and expenses associated with logistics and quality control.

Cost of revenues for the three months ended June 30, 2023 was $777,000, an increase of $216,000, or 39%, compared to cost of revenues of $561,000 for the three months ended June 30, 2022.

The increase was primarily due to an increase in material costs due to an increase in the number of products sold and supplied to the Fortune 500 company.

Gross Loss

Gross loss for the three months ended June 30, 2023 was $103,000, a decrease of $88,000, or 46%, compared to gross loss of $191,000 for the three months ended June 30, 2022.

The decrease was primarily due to increase in revenues partially offset by increase in cost of revenues, both as described above.

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

Research and development expenses for the three months ended June 30, 2023 were $1,355,000, an increase of $334,000, or 33%, compared to $1,021,000 for the three months ended June 30, 2022.

The increase was primarily due to an increase in payroll expenses from additional employee recruitments, as result of enlarging our focus on R&D activities in the domain of I4.0.

We expect that our research and development expenses will increase as we continue to develop our products and service and recruit additional research and development employees to the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll expenses, consulting services, promotional materials, exhibitions ,demonstration equipment, and certain allocated facility infrastructure costs.

Sales and marketing expenses for the three months ended June 30, 2023 were $493,000, an increase of $290,000, or 143%, compared to $203,000 for the three months ended June 30, 2022.

The increase was primarily due to recent rebranding activities (including mainly expenses related to the changing of the name of the Company which include among other designing a new logo and promotional materials). In addition, during June 2023 the Company participated in the Paris Air Show, the world’s premier and largest event dedicated to the aviation and space industry.

We expect that our selling and marketing expenses will increase as we expand our selling and marketing efforts in the I4.0 domain.

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

General and administrative expenses for the three months ended June 30, 2023 were $1,168,000, an increase of $2,000, compared to $1,166,000 for the three months ended June 30, 2022.

Operating loss

We incurred an operating loss of $3,119,000 for the three months ended June 30, 2023, an increase of $538,000, compared to operating loss of $2,581,000 for the three months ended June 30, 2022.

The increase in operating loss was primarily due to increases in expenses related to research and development and sales and marketing expenses.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended June 30,
	2023	2022
Cash used in Operating Activity	(2,609,000)	(2,174,000)
Cash provided by (used in) Investing Activity	(3,542,000)	1,482,000
Cash used in Financing Activity	(64,000)	-

Operating Activities

Our primary use of cash from operating activities have been for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services cost and costs related to our facilities. We expect that our cash flows from operating activities will continue to be increase due to the expected increase in spending on our business and our working capital requirements.

During the three months ended June 30, 2023, cash used in operating activities was $2.6 million, consisting of net loss of $2.9 million, a favorable net change in operating assets and liabilities of $0.1 million and a non-cash benefit of $0.2 million. Our non-cash benefit consisted primarily of non-cash charges of $0.3 million for stock-based compensation.

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

Investing Activities

For the three months ended June 30, 2023, net cash flows used in investing activities was $3.5 million, consisting mainly of investment, net on short-term deposits.

For the three months ended June 30, 2022, net cash flows provided by investing activities was $1.5 million consisting mainly of withdrawal of short terms deposits.

Financing Activities

For the three months ended June 30, 2023, net cash flows used in financing activities was $64,000, consisting of issuance expenses.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $3.3 million and $18.7 million of short-term deposits compared to cash and cash equivalents $10.1 million and $3.0 million of short-term deposits as of December 31, 2022. In addition, as of June 30, 2023 we incurred an accumulated deficit of approximately $30.3 million, compared to $24.8 million as of December 31, 2022.

Our primary sources of liquidity to date have been from fund raisings and warrant exercises.

Additional Cash Requirements

We plan to continue to invest for long-term growth, and therefore we expect that our expenses will increase. We currently believe that our existing cash and cash equivalents and short-term deposits, as of August 14, 2023, will allow us to fund our operating plan through at least the next 12 months. We expect our expenses will increase in connection with our ongoing activities, particularly as we continue the research and development and the scale up process of our I4.0 solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We may raise these funds through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the SEC during the recent fiscal quarter ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
3.1.1	Amended and Restarted Articles of Incorporation, effective as of June 4,2023 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-1 filed with the SEC on July 17, 2023)

3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 to our Registration Statement on Form S-1 filed with the SEC on July 17, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2023	ODYSIGHT.AI INC

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
Odysight.ai.Inc

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
Odysight.ai.Inc

-27-