Form 10-Q
period 2023-09-30
Odysight.ai Inc.
filed 2023-11-13
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

+972 73 370-4690
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

As of November 13, 2023, the registrant had 10,440,850 shares of common stock, par value $0.001 of the registrant issued and outstanding.

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

Item 1. Financial Statements

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

CONSOLIDATED ODYSIGHT.AI INC.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	15,938	10,099
Short terms deposits	3,569	3,047
Accounts receivable	-	60
Inventory	782	630
Other current assets	573	281
	20,862	14,117

NON-CURRENT ASSETS:
Contract fulfillment assets	1,316	1,495
Property and equipment, net	503	648
Operating lease right-of-use assets	1,621	307
Severance pay asset	254	328
	3,694	2,778

TOTAL ASSETS	24,556	16,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2023	December 31, 2022
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	293	297
Contract liabilities - short term	950	1,426
Operating lease liabilities - short term	528	199
Accrued compensation expenses	761	365
Related parties	52	58
Other accounts payable	280	214
	2,864	2,559
NON-CURRENT LIABILITIES:
Contract liabilities - long term	1,901	2,218
Operating lease liabilities - long term	957	64
Liability for severance pay	247	268
Other liabilities - long term	28	-
	3,133	2,550
TOTAL LIABILITIES	5,997	5,109

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022, 10,440,850 and 7,121,737 shares issued and outstanding as of September 30, 2023 and December 31, 2022 , respectively	10	7
Additional paid-in capital	51,415	36,541
Accumulated deficit	(32,866)	(24,762)
TOTAL SHAREHOLDERS’ EQUITY	18,559	11,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	24,556	16,895

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
	Unaudited
	USD in thousands (except per share data)

REVENUES	1,087	506	110	134
COST OF REVENUES	1,648	1,279	321	430
GROSS LOSS	(561)	(773)	(211)	(296)
RESEARCH AND DEVELOPMENT EXPENSES	4,107	3,023	1,354	1,048
SALES AND MARKETING EXPENSES	877	617	208	171
GENERAL AND ADMINISTRATIVE EXPENSES	3,225	3,262	1,099	810
OPERATING LOSS	(8,770)	(7,675)	(2,872)	(2,325)
OTHER INCOME	10	23	-	8
FINANCING INCOME (EXPENSES), NET	656	(152)	330	73
NET LOSS	(8,104)	(7,804)	(2,542)	(2,244)
Net loss per ordinary share (basic and diluted, USD)	(0.86)	(1.10)	(0.24)	(0.32)

Weighted average ordinary shares (basic and diluted, in thousands)	9,395	7,122	10,439	7,122

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2023 (Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands

Balance at January 1, 2023	7,122	$7	$36,541	$(24,762)	$11,786
Stock based compensation	-	-	1,056	-	1,056
Issuance of shares upon RSU vesting	25	*	*	-	-
Issuance of shares and warrants	3,294	3	13,818	-	13,821
Net loss	-	-	-	(8,104)	(8,104)
Balance at September 30, 2023	10,441	$10	$51,415	$(32,866)	$18,559

Three Months Ended September 30, 2023 (Unaudited)

			Additional		Total
	Ordinary shares		paid-in	Accumulated	Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at July 1, 2023	10,437	$10	$51,110	$(30,324)	$20,796
Stock based compensation	-	-	371	-	371
Issuance of shares upon RSU vesting	4	*	*	-	-
Issuance expenses	-	-	(66)	-	(66)
Net loss	-	-	-	(2,542)	(2,542)
Balance at September 30, 2023	10,441	$10	$51,415	$(32,866)	$18,559

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Nine Months Ended September 30, 2022 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at January 1, 2022	7,122	7	34,903	(15,294)	19,616
Stock based compensation	-	-	1,916	-	1,916
Net loss	-	-	-	(7,804)	(7,804)

Balance at September 30, 2022	7,122	7	36,819	(23,098)	13,728

Three Months Ended September 30, 2022 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance at July 1, 2022	7,122	7	36,360	(20,854)	15,513
Stock based compensation	-	-	459	-	459
Net loss	-	-	-	(2,244)	(2,244)

Balance at September 30, 2022	7,122	7	36,819	(23,098)	13,728

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(8,104)	(7,804)	(2,542)	(2,244)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	239	160	47	57
Stock based compensation	1,056	1,916	371	459
Severance pay asset and liability	53	51	(1)	-
Profit from exchange differences from operating lease liability	(78)	(52)	(56)	(2)
Loss (Profit) from exchange differences on cash and cash equivalents	64	301	11	(26)
Interest income in respect of deposits	(22)	(66)	167	(43)

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Decrease (increase) in accounts receivable	60	(7)	158	84
Increase in inventory	(152)	(485)	(58)	(43)
Decrease (increase) in other current assets	(292)	171	95	138
Decrease in contract fulfillment assets	179	120	60	60
Decrease in ROU asset	211	210	117	78
Increase (decrease) in account payables	(4)	263	(481)	57
Increase (decrease) in contract liabilities	(793)	1,333	(110)	(102)
Decrease in operating lease liability	(225)	(183)	(115)	(58)
Increase (decrease) in accrued compensation expenses	396	(3)	307	(24)
Increase (decrease) in related parties	(6)	28	5	45
Increase (decrease) in other account payable	80	(60)	(230)	(145)
Net cash flows used in operating activities	(7,338)	(4,107)	(2,255)	(1,709)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(94)	(87)	(37)	(45)
Withdrawal of short terms deposits	18,000	5,000	15,000	-
Investment in short term deposits	(18,500)	(6,500)	-	(3,000)
Net cash flows provided by (used in) investing activities	(594)	(1,587)	14,963	(3,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	13,835	-	(78)	-
Net cash flows provided by (used in) financing activities	13,835	-	(78)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,903	(5,694)	12,630	(4,754)
LOSS FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(64)	(301)	(11)	(26)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	10,099	8,581	3,319	7,314
BALANCE OF CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	15,938	2,586	15,938	2,586

Non cash activities -

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
	Unaudited
	USD in thousands
Change in unpaid issuance expenses	14	-	(12)	-
Right-of-use assets obtained in exchange for operating lease liabilities	1,577	118	1,112	37
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(52)	(65)	(27)	(65)

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

During 2020-2023 Medigus has decreased its holdings in the Company such that as of March 31, 2023, Medigus owned 18.45% of the Company’s outstanding common stock. On June 1, 2023, Medigus sold all its holdings in the Company to existing shareholders and to Chairman of the Board and CEO of the Company.

The Company, through Odysight.ai, provides image-based platforms. Through the use of its proprietary visualization technology, Odysight.ai offers solutions across predictive maintenance and condition-based monitoring markets, in sectors such as energy, automotive and aviation. Odysight.ai’s solutions are based on small and highly resilient cameras, specialized AI analysis and supplementary technologies. Some of the Company’s products utilize micro visualization technology in medical devices for minimally invasive medical procedures.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.	Since incorporation of Odysight.ai and through September 30, 2023, the Company accumulated a deficit of approximately $32.9 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these Interim Condensed Consolidated Financial Statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding in order to continue its future operations until becoming profitable.

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

NOTE 3 – LEASES:

a.	Omer office space

In December 2020, Odysight.ai entered into a lease agreement for office space in Omer, Israel (“original space”), with the 36-month term for such agreement beginning on January 1, 2021. In March 2021, Odysight.ai entered into a lease agreement for additional office space in Omer, Israel (“additional space”), with the term for such agreement is ending December 31, 2023.

On June 25, 2023, Odysight.ai entered into an amendment to these agreements, pursuant to which the lease for the additional space will be shortened and end on June 30, 2023 and the lease for the original space will be extended for an additional five years until December 31, 2028. It was also agreed that Odysight.ai has an option to terminate the agreement for the original space after three years.

Monthly lease payments under the agreement for the original space are approximately $7 thousand.

b.	Ramat Gan office space

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

In May 2023, Odysight.ai entered into an additional lease agreement for office space in Ramat Gan, Israel. The agreement is for 48 months beginning on July 1, 2023 and the Company has an option to extend the lease period for an additional two years. The Company does not currently expect to extend the lease period. Monthly lease payments under the agreement are in the amount of approximately $24 thousand.

Odysight.ai subleases part of the additional office space in Ramat Gan to a third party for approximately $7 thousand per month.

Supplemental cash flow information related to operating leases was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
	Unaudited
	USD in thousands

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	262	203	143	67

As of September 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 0.89 years and a weighted average discount rate of 6%.

Future lease payments under operating leases as of September 30, 2023 were as follows:

Operating leases
USD in thousands
Remainder of 2023	138
2024	542
2025	502
2026	382
2027	148
Total future lease payments	1,712
Less imputed interest	(227)
Total lease liability balance	1,485

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

Warrants:

As of September 30, 2023, the Company had the following outstanding warrants to purchase common stock:

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

Stock option activity

During the nine months ended September 30, 2023, the Company granted 684,000 options pursuant to the Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Nine months ended
September 30, 2023
Underlying value of ordinary shares ($)	2.95-5.00
Exercise price ($)	3.0-4.5
Expected volatility (%)	37.39%-37.50%
Term of the options (years)	7
Risk-free interest rate	3.94%-4.47%

The cost of the benefit embodied in the options granted during the nine months ended September 30, 2023, based on their fair value as of the grant date, is estimated to be approximately $1,028 thousand. These amounts will be recognized in the statements of operations and comprehensive income over the vesting period.

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	For the
	Nine months ended
	September 30, 2023
		Weighted
		average
	Amount of	exercise
	options	price
		$
Outstanding at beginning of period	1,560,040	3.64
Granted	684,000	3.13
Fortfeited	(29,117)	3.78

Outstanding at end of period	2,214,923	3.48

Vested at end of period	993,487	3.21

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

The following table summarizes RSU activity for the nine months ended September 30, 2023:

	For the
	Nine months ended
	September 30, 2023
		Weighted Average
	Amount of	Grant Date Fair Value
	RSUs	per Share
		$
Outstanding at beginning of period	50,000	6.32
Granted	25,000	3.20
Fortfeited	(7,501)	7.20
Vested	(24,996)	6.32
Unvested and Outstanding at end of period	42,503	4.33

The following table sets forth the total stock-based payment expenses resulting from options and RSU granted, included in the statements of operation and comprehensive income:

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
	Unaudited
	USD in thousands

Cost of revenues	11	37	6	(11)
Research and development	323	442	58	131
Sales and marketing expenses	83	134	21	35
General and administrative	639	1,303	286	304
Total expenses	1,056	1,916	371	459

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Disaggregation of revenue

	Nine months ended		Three months ended
	September 30, 2023		September 30, 2023
	2023	2022	2023	2022
	USD in thousands		USD in thousands
Development Services (*)	317	211	105	105
Products	770	295	5	29
Revenue	1,087	506	110	134

(*)	During the second quarter of 2022, the Company completed the development of the product relating to a customer-specific project for a Fortune 500 multinational healthcare corporation and moved from the development phase of the project to its production phase. As a result, during the nine months ended September 2023, the Company recognized development services revenues and related development costs that had been previously deferred, in the amount of $317 thousand. The amount was recognized based on the expected manufacturing term of the product, which the Company estimates at seven years.

In addition, following the commencement of the production phase, the Company recognized product revenues of $722 thousand during the nine months ended September 2023 from the sale of units of the product developed in the context of these development services.

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
	USD in thousands
Contract fulfillment assets	1,316	1,495
Contract liabilities	2,851	3,644

Contract liabilities include deferred service revenue and advance payment.

The change in contract fulfillment assets:

	September 30,	December 31,
	2023	2022
	USD in thousands
Balance at beginning of the period	1,495	1,675
Contract costs recognized during the period	(179)	(180)
Balance at end of the period	1,316	1,495

The change in contract liabilities:

	September 30,	December 31,
	2023	2022
	USD in thousands
Balance at beginning of the period	3,644	2,420
Deferred revenue relating to new sales	-	1,613
Revenue recognized during the period	(793)	(389)
Balance at end of the period	2,851	3,644

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2023, the total RPO amounted to $2.9 million, which the Company expects to recognize over the expected manufacturing term of the product.

NOTE 6 – ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORY:

Composed as follows:

	September 30,	December 31,
	2023	2022
	USD in thousands
Raw materials and supplies	242	438
Work in progress	277	148
Finished goods	263	44
	782	630

During the period ended September 30, 2023, no impairment occurred.

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

NOTE 8 – RELATED PARTIES

a. Balances with related parties:

	September 30 , 2023	December 31, 2022
	USD in thousands
Directors (directors’ accrued compensation)	43	48
Smartec R&D Ltd. (see b below)	9	10
	52	58

b.	During nine months ended September 30, 2023 the Company received development services from Smartec R&D Ltd., a company owned by the Company’s CTO.

Total compensation during the nine months ended September 30, 2023 and September 30, 2022 were approximately $29 thousands and $87 thousands, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On April 2023, the Company received approval from the Israel Innovation Authority (previously the Office of the Chief Scientist), (the “IIA”) to support and enhance the Company’s production line and capabilities in the next 24 months until April 2025. Pursuant to the agreement with the IIA relating to the program, the Company has to pay royalties of 3% to the IIA up to the amount IIA funding received and the accrued interest repayment of the grant is contingent upon the Company successfully completing its enhancement plans and generating sales from the enhancements preformed. The Company has no obligation to repay these grants if its enhancement plans are not completed or aborted or if it generates no sales.

During the three months ended September 30, 2023 grants of $50 thousand recorded as cost of revenues in the consolidated statements.

NOTE 10 – SUBSEQUENT EVENTS

On October 7, 2023, subsequent to the reporting period, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets, which led Israel to formally declare war on Hamas the next day. The war is ongoing as of the issuance date of these financial statements. At this stage, the Company does not expect substantial impact of the above-described events on its operations.

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

Comparison of the Nine months ended September, 2023 and 2022

The following table summarizes our results of operations for the nine month period ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Nine months ended September 30,
	2023	2022	% Change
Revenues	1,087,000	506,000	115%
Cost of Revenues	1,648,000	1,279,000	29%
Gross Loss	(561,000)	(773,000)	(27)%
Research and development expenses	4,107,000	3,023,000	36%
Sales and marketing expense	877,000	617,000	42%
General and administrative expenses	3,225,000	3,262,000	(1)%
Operating Loss	(8,770,000)	(7,675,000)	14%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the nine months ended September 30, 2023, we generated revenues of $1,087,000, an increase of $581,000, or 115%, compared to revenues of $506,000 for the nine months ended September 30, 2022.

The increase in revenues was primarily due to the completion of development of the product relating to our miniature camera solution with a Fortune 500 company during the second quarter of 2022 and moving to production stage. Total revenues recorded from our miniature camera solution with the Fortune 500 company for the nine months ended September 30, 2023 amounted to approximately $1,039,000 compared to $433,000 for the nine months ended September 30, 2022.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, certain allocated facilities, and expenses associated with logistics and quality control.

Cost of revenues for the nine months ended September 30, 2023 was $1,648,000, an increase of $369,000, or 29%, compared to cost of revenues of $1,279,000 for the nine months ended September 30, 2022.

The increase was primarily due to an increase in material costs due to an increase in the number of products sold and supplied to the Fortune 500 company.

Gross Loss

Gross loss for the nine months ended September 30, 2023 was $561,000, a decrease of $212,000, or 27%, compared to gross loss of $773,000 for the nine months ended September 30, 2022.

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

Research and development expenses for the nine months ended September 30, 2023 were $4,107,000, an increase of $1,084,000, or 36%, compared to $3,023,000 for the nine months ended September 30, 2022.

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

Sales and marketing expenses for the nine months ended September 30, 2023 were $877,000, an increase of $260,000, or 42%, compared to $617,000 for the nine months ended September 30, 2022.

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

General and administrative expenses for the nine months ended September 30, 2023 were $3,225,000, a decrease of $37,000, or 1%, compared to $3,262,000 for the nine months ended September 30, 2022.

Operating loss

We incurred an operating loss of $8,770,000 for the nine months ended September 30, 2023, an increase of $1,095,000, compared to operating loss of $7,675,000 for the nine months ended September 30, 2022.

The increase in operating loss was primarily due to an increase in expenses related to research and development and sales and marketing expenses, partially offset by a decrease in general and administrative expenses, each as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Nine month ended September 30,
	2023	2022
Cash used in Operating Activity	(7,338,000)	(4,107,000)
Cash used in Investing Activity	(594,000)	(1,587,000)
Cash provided by Financing Activity	13,835,000	-

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

During the nine months ended September 30, 2023, cash used in operating activities was $7.3 million, consisting of net loss of $8.1 million, an unfavorable net change in operating assets and liabilities of $0.5 million, partially offset by a non-cash benefit of $1.3 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation.

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

Investing Activities

For the nine months ended September 30, 2023, net cash flows used in investing activities was $594,000, consisting mainly of investment, net on short-term deposits.

For the nine months ended September 30, 2022, net cash flows used in investing activities was $1,587,000, consisting mainly of investment, net on short-term deposits.

Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $13.9 million, consisting of cash proceeds from issuance of shares and warrants, net of issuance costs.

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months period ended September 30, 2023, and 2022, together with the changes in those items in dollars and as a percentage:

	Three months ended September 30,
	2023	2022	% Change
Revenues	110,000	134,000	(18)%
Cost of Revenues	321,000	430,000	(25)%
Gross Loss	(211,000)	(296,000)	(29)%
Research and development expenses	1,354,000	1,048,000	29%
Sales and marketing expense	208,000	171,000	22%
General and administrative expenses	1,099,000	810,000	36%
Operating Loss	(2,872,000)	(2,325,000)	24%

Revenues

For the three months ended September 30, 2023, we generated revenues of $110,000, a decrease of $24,000, or 18%, from the three months ended September 30, 2022.

The decrease in revenues was primarily due to an overall decrease in the sales of the Company’s products.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, certain allocated facilities, and expenses associated with logistics and quality control.

Cost of revenues for the three months ended September 30, 2023 was $321,000, a decrease of $109,000, or 25%, compared to cost of revenues of $430,000 for the three months ended September 30, 2022.

The decrease was primarily due to a decrease in material costs and salary expenses, which were due to decrease in revenues.

Gross Loss

Gross loss for the three months ended September 30, 2023 was $211,000, a decrease of $85,000, or 29%, compared to gross loss of $296,000 for the three months ended September 30, 2022.

The decrease was primarily due to decrease in cost of revenues, partially offset by decrease in revenues as described above.

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

Research and development expenses for the three months ended September 30, 2023 were $1,354,000, an increase of $306,000, or 29%, compared to $1,048,000 for the three months ended September 30, 2022.

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

Sales and marketing expenses for the three months ended September 30, 2023 were $208,000, an increase of $37,000, or 22%, compared to $171,000 for the three months ended September 30, 2022.

The increase was primarily due to an increase in marketing activities.

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

General and administrative expenses for the three months ended September 30, 2023 were $1,099,000, an increase of $289,000, compared to $810,000 for the three months ended September 30, 2022.

The increase was primarily due to:

●	Rent and maintenance expenses due to lease of new office space in Ramat Gan and

●	Cancellation of a provision of $129,000 related to additional taxes due, following the entering into an agreement with the Israeli Tax Authority. On September 30, 2021, the Company accrued an amount of approximately NIS 740,000 ($229,000) for additional taxes due following a VAT audit by the Israeli Tax Authority for the years 2019-2021. In July 2022, the Company reached an agreement with the Israeli Tax Authority, according to which the amount due in additional taxes was reduced to approximately NIS 341,000 ($100,000).

Operating loss

We incurred an operating loss of $2,872,000 for the three months ended September 30, 2023, an increase of $547,000, compared to operating loss of $2,325,000 for the three months ended September 30, 2022.

The increase in operating loss was primarily due to increases in expenses related to research and development and sales and marketing expenses.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended September 30,
	2023	2022
Cash used in Operating Activity	(2,255,000)	(1,709,000)
Cash provided by (used in) Investing Activity	14,963,000	(3,045,000)
Cash used in Financing Activity	(78,000)	-

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

During the three months ended September 30, 2023, cash used in operating activities was $2.3 million, consisting of net loss of $2.5 million, an unfavorable net change in operating assets and liabilities of $0.3 million and a non-cash benefit of $0.5 million. Our non-cash benefit consisted primarily of non-cash charges of $0.3 million for stock-based compensation.

During the three months ended September 30, 2022, cash used in operating activities was $1.7 million, consisting of net loss of $2.2 million partially offset by a non-cash benefit of $0.5 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation.

Investing Activities

For the three months ended September 30, 2023, net cash provided by Investing Activity was $15 million, consisting mainly of withdrawal, net on short-term deposits.

For the three months ended September 30, 2022, net cash flows used in investing activities was $3,045,000, consisting mainly of investment, net in short terms deposits.

Financing Activities

For the three months ended September 30, 2023, net cash flows used in financing activities was $78,000, consisting of issuance expenses.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $15.9 million and $3.6 million of short-term deposits compared to cash and cash equivalents $10.1 million and $3.0 million of short-term deposits as of December 31, 2022. In addition, as of September 30, 2023 we incurred an accumulated deficit of approximately $32.9 million, compared to $24.8 million as of December 31, 2022.

Our primary sources of liquidity to date have been from fund raisings and warrant exercises.

Additional Cash Requirements

We plan to continue to invest for long-term growth, and therefore we expect that our expenses will increase. We currently believe that our existing cash and cash equivalents and short-term deposits, as of November 13, 2023, will allow us to fund our operating plan through at least the next 12 months. We expect our expenses will increase in connection with our ongoing activities, particularly as we continue the research and development and the scale up process of our I4.0 solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We may raise these funds through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

RISK FACTORS

We have updated and are restating below the information set forth in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31,2022 as filed with the SEC on March 28, 2023.

Below is a summary of the principal factors that make an investment in the Company speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered.

Risks Related to Our Business, Operations and Financial Condition

●	We have had a limited operating history and may not be able to successfully operate our business or execute our business plan.
●	If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with business targets and third parties to perform these services, we may not be successful in commercializing our products and technology.
●	We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.
●	Our failure to effectively manage growth could impair our business.
●	Our commercial success depends upon the degree of market acceptance by prospective markets and industries.
●	Weakened global economic conditions may harm our industry, business and results of operations.
●	Our recent rebranding efforts to Odysight.ai may not be successful.
●	The continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

Risk Related to Third Parties

●	Our reliance on third-party suppliers for most of the components of our products, including miniature video sensors could harm our ability to meet demand for our products in a timely and cost-effective manner.
●	We may not be able to manage our strategic partners.
●	We may not have sufficient manufacturing capabilities to satisfy any growing demand for our products. We may be unable to control the availability or cost of producing such products.

Risks Related to Competition

●	We expect to face some competition possibly from our customer. If we cannot successfully compete there might be adverse effect on the company.
●	Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

Risks Related to Intellectual Property

●	We may not be able to obtain all possible patents or other intellectual property rights necessary to protect our proprietary technology and business.
●	We may not be successful in enforcing our intellectual property rights against third parties.
●	We may be subject to infringement claims and other litigation, which could adversely affect our business.
●	Governmental regulation of non-practicing patent holders may adversely affect our business.

General Risk Factors Related to Our Business

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our cyber-security.
●	We may be subject to product liability claims, product actions, including product recalls, and other field or regulatory actions that could be expensive, divert management’s attention, and harm our business.
●	Testing of our technologies potential applications for our products will be required and there is no assurance of regulatory approval.
●	We rely on highly skilled personnel, and, if we are unable to attract, retain, or motivate qualified personnel, we may not be able to operate our business effectively.
●	We incorporate artificial intelligence, or AI, into some of our products. This technology is new and developing and may present both compliance and reputational risks

Risks Related to this Offering and Our Common Stock

●	Although we have filed an application to list our Common Stock on Nasdaq, there can be no assurance that our Common Stock will be so listed or, if listed, that we will be able to comply with the continued listing standards.
●	If the ownership of our Common Stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
●	Future resales of Common Stock may cause the market price of our Common Stock to drop significantly, even if our business is doing well.
●	Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our Common Stock and make it difficult for our stockholders to resell their Common Stock.
●	Nevada law and provisions in our amended and restated articles of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our Common Stock.
●	The market price of our Common Stock may be highly volatile and such volatility could cause you to lose some or all of your investment.
●	Because our Common Stock may be deemed a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our Common Stock may be adversely affected.
●	Compliance with the reporting requirements of federal securities laws can be expensive.
●	Our investors’ ownership in the Company may be diluted in the future.
●	Directors, executive officers, principal stockholders, and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.
●	We do not anticipate paying any cash dividends in the foreseeable future.

Risks Related to our Operations in Israel

● ●

We are subject to the risks of political, economic, health, and military instability in countries outside the United States in which we operate.

Our offices and management team are located in Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.

●	In addition to the current war with Hamas, other political, economic, and military instability in Israel may impede our ability to operate and harm our financial results.
●	It may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers.
●	Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.
●	Certain technology developed and used by us received Israeli government grants for certain research and development activities. The terms of those grants require us to satisfy specified conditions in addition to repayment of the grants upon certain events.
●	We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

You should carefully consider the risks described below, as well as the financial or other information in this prospectus, including our consolidated financial statements and the related notes, before deciding whether to invest in our securities. The risks and uncertainties described below are not the only risks we face. We may face additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. Any of the risks described below, and any such additional risks, could materially adversely affect our business, financial condition or results of operations. In such case, you may lose all or part of your original investment.

Risks Related to Our Business, Operations and Financial Condition

We have had a limited operating history and may not be able to successfully operate our business or execute our business plan.

Given our limited operating history, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses, and difficulties associated with early-stage enterprises. Such risks include, but are not limited to, the following:

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

In the future, we may consider building a focused sales and marketing infrastructure to market any developed products and potentially other products in the United States or elsewhere in the world. There are risks involved with establishing our own sales, marketing, and distribution capabilities. For example, recruiting, and training a sales force could be expensive and time consuming and could delay any product launch. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to establish our own sales, marketing, and distribution capabilities or enter into successful arrangements with third parties to perform these services, we will not be successful in commercializing our technologies or any future products we may develop, and our revenues and profitability may be materially adversely affected.

We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our cash and short-term deposit balance as of September 30, 2023 was $19.5 million. We may require additional funding to fund and grow our operations and to develop certain products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In the event we require additional capital, the inability to obtain such capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we require and are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding may be dilutive to the interests of existing stockholders.

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

Our recent rebranding efforts to Odysight.ai may not be successful.

On June 8, 2023, we announced an extensive corporate rebranding initiative, changing our name to Odysight.ai. Customers, suppliers and partners may be confused by or disapprove of our name change, leading to disruptions in our business and results of operations, and investors may not recognize us under our new name, or understand or appreciate our rebranding efforts, which could materially and adversely impact the trading price of our Common Stock.

The continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of future outbreaks, including current and subsequent variants of COVID-19, travel restrictions and social distancing in Israel, the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in Israel, the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. These measures have impacted, and may further impact, our suppliers and other business partners from conducting business activities as usual (including, without limitation, the availability and pricing of materials, manufacturing and delivery efforts, clinical trials, and other aspects that may affect our business) for an unknown period of time. In addition, we, our suppliers and other business partners may experience significant impairments of business activities due to operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our suppliers or other business partners.

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

Risks Related to Competition

We expect to face competition. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer, and we may never be profitable.

We expect to compete against existing technologies and proven products in different industries. In addition, some of these competitors, either alone or together with their collaborative partners, operate larger research, and development programs than we do, and may have substantially greater financial resources than we do, as well as significantly greater experience in obtaining regulatory approvals applicable to the commercialization of relevant competitive technologies and future products.

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

Unlicensed copying and use of our intellectual property or infringement of our intellectual property rights may result in the loss of revenue to us and cause us other harm. We seek diligently to enforce our intellectual property rights. Although we devote significant resources to developing and protecting our technologies and evaluating potential competitors of our technologies for infringement of our intellectual property rights, these infringements may nonetheless go undetected or may arise in the future. In the ordinary course of business, we encounter companies that we suspect are infringing on our intellectual property rights. When we encounter a company that we suspect is infringing our intellectual property rights, we may try to analyze their products and/or try to negotiate a license arrangement with such party. If we try and are unable to negotiate a license or secure the agreement of such alleged infringing party to cease its activities, we must make decisions as to how best to enforce our intellectual property rights.

The process of negotiating a license with a third party can be lengthy and may take months or even years in some circumstances. Even if we are successful in securing a license agreement, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur expense prior to entering into our license agreements, generating a license fee, and establishing a royalty stream from each customer. We may incur costs in any particular period before any associated revenue stream begins, if at all. Further, it is possible that third parties who we believe are infringing our intellectual property rights are unwilling to license our intellectual property from us on terms we can accept, or at all.

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

Some of the contracts with our customers include indemnity and similar provisions regarding our non-infringement of third-party intellectual property rights. As deployment of our technology increases, and more companies enter our markets, the likelihood of a third-party lawsuit resulting from these provisions increases. If an infringement arose in a context governed by such a contract, we may have to refund to our customer amounts already paid to us or pay significant damages, or we may be sued by the party whose intellectual property has allegedly been infringed upon.

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

We cannot ensure that provisions in our customer contracts will be legally sufficient to protect us if we are subjected to legal action. In addition, our errors and omissions and product liability insurance coverage may not be completely adequate, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims may result in significant legal and other costs, be a distraction to our management and harm our reputation.

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

We rely on highly skilled personnel, and if we are unable to attract, retain, or motivate qualified personnel, we may not be able to operate our business effectively.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, as well as our ability to attract and retain skilled employees. Competition for highly skilled management, technical, research and development, and other employees is intense, and we may not be able to attract or retain highly qualified personnel in the future. Our long-term incentive programs may not be attractive enough or perform sufficiently to attract or retain qualified personnel.

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

We incorporate artificial intelligence, or AI, into some of our products. This technology is new and developing and may present both compliance and reputational risks.

Because we develop our own algorithms and learning capabilities in the artificial intelligence (“AI”) capabilities that we incorporate into some of our products, and because the software solutions we create, implement, and maintain are often critical to some of our potential customers’ platforms, we may experience some system and service failures, schedule or delivery delays and other problems in connection with our AI work. If we experience these problems, we may lose revenue due to adverse customer reactions, including postponement, cancellation or failure to renew contracts; be required to provide additional services to a customer at no charge; receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers; and suffer legal action for substantial damages.

Risks Related to this Offering and Our Common Stock

Although we have filed an application to list our Common Stock on Nasdaq, there can be no assurance that our Common Stock will be so listed or, if listed, that we will be able to comply with the continued listing standards.

In June 2021, we filed a listing application with The Nasdaq Stock Market, or Nasdaq, to request an uplisting of our Common Stock. Although Nasdaq did not approve our application at that time, we have maintained the active status of our application since then. However, due to Nasdaq listing requirements, we do not expect that our application for listing will be approved until after we file our Annual Report on Form 10-K in 2024 for the fiscal year ended December 31, 2023, at the earliest. Even then, there can be no assurance that Nasdaq will approve our Common Stock for listing on The Nasdaq Capital Market. Even if our Common Stock is eventually listed, we cannot assure you that we will be able to maintain such listing. In addition, if after listing, Nasdaq delists our Common Stock from trading on its exchange for failure to meet the continued listing standards, we and our shareholders could face significant material adverse consequences, including a limited availability of market quotations for our Common Stock, consequences related to being designated “penny stock”, if applicable, and a decreased ability to issue additional securities or obtain additional financing in the future.

If the ownership of our Common Stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Mr. Arkin, who beneficially owns approximately 55.62% of our Common Stock, holds approximately 44.59% of the current voting power in our Company and may exercise warrants and options which could increase his voting power to 55.62%. As a result, Mr. Arkin will likely control any action requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Mr. Arkin may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our Company. Also, Mr. Arkin may seek to cause us to take courses of action that, in his judgment, could enhance his investment in our Company, but which might involve risks to our other stockholders or adversely affect us or our other stockholders, including investors in this offering. As a result, the market price of our Common Stock could decline or stockholders might not receive a premium over the then-current market price of our Common Stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our Common Stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

Future resales of Common Stock may cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, including by the Selling Stockholders pursuant to a registration statement on Form S-1 that has been filed with the Securities and Exchange Commission but has not yet been declared effeceive. These sales, or the perception in the market that such sales can occur, could reduce the market price of our Common Stock and increase the volatility in the market price of our Common Stock. Further, the sale of a substantial portion of shares of our Common Stock could result in a change of control, which could impact the market price and liquidity of our Common Stock.

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

In addition, the stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and other federal securities laws. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of stockholders to resell their stock.

Our investors’ ownership in the Company may be diluted in the future.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We have in the past and may continue to issue a substantial number of shares of Common Stock or other securities convertible into or exercisable for Common Stock in connection with capital raising activity, hiring, or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. We expect to authorize in the future a substantial number of shares of our Common Stock for issuance under a stock option or similar plan, and may issue equity awards to management, employees, and other eligible persons. Additional shares of Common Stock issued by us in the future will dilute an investor’s investment in the Company. In addition, we may seek stockholder approval to increase the amount of the Company’s authorized stock, which would create the potential for further dilution of current investors.

Directors, executive officers, principal stockholders, and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.

As of September 22, 2023, our directors, executive officers, principal stockholders, and affiliated entities may be deemed to beneficially own, in the aggregate, approximately 84.56% of our outstanding voting securities. As a result, if some or all of such parties acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

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

Some of our products are produced in Israel, India, China, and other countries which are particularly subject to risks of political, economic, health, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest or unavailability. These conditions could have an adverse impact on our ability to manufacture, ship, and operate in these regions and, depending on the extent and severity of these conditions, could result in a reduction in customer orders and sales to certain regions and end-markets and materially and adversely affect our overall financial condition and operating results. We have principal manufacturing facilities and operations located in Israel. Accordingly, our business will be directly influenced by the political, economic, and military conditions affecting Israel at any given time.

Our offices and management team are located in Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.

Our offices and management team are located in Israel. Accordingly, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict.

Although we currently do not expect the ongoing conflict to affect our business, financial condition and results of operations, there can be no assurances that further unforeseen events will not have a material adverse effect on our business, financial condition and results of operations in the future.

The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Since October 7, 2023, the IDF has called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our business, financial condition and results of operations.

Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict may temporarily disrupt our employees’ ability to effectively perform their daily tasks.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supply and hamper our ability to raise additional funds or sell our securities, among others.

In addition to the current war with Hamas, other political, economic and military instability in Israel may impede our ability to operate and harm our financial results.

In addition to the ongoing war with Hamas, other political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars. A change in the security and political situation in Israel and in the economy could have a material adverse effect on our business, operating results, and financial condition.

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

In addition to Hamas, Israel is engaged in sporadic armed conflicts with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities have been accompanied by missiles being fired from Lebanon against civilian targets in various parts of Israel, including areas in which some of our employees and consultants may be located, and negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.

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

In addition, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. As has been the case with the ongoing war with Hamas, in response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be additional military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, prospects, financial condition, and results of operations.

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

The research and development efforts that contributed to certain technology used by us was financed in part through grants from the Israel Innovation Authority (“IIA”) to Medigus, which was subsequently transferred to Odysight.ai (for more information about such agreements, refer to – “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” below). The terms of such grants require Odysight.ai to comply with the requirements of the Innovation Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Innovation Law restrict the transfer outside of Israel of such know-how, and the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. We may not receive those approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel.

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

The Company has applied for and been awarded an additional IIA-funded grant, to support and enhance the Company’s production capabilities. Subject to successfully achieving certain predetermined milestones, the Company will receive a maximum grant amount of NIS 1 million. The grant shall subject the Company to certain restrictions on transfer of manufacturing rights and know-how outside of Israel and will require royalty payments on revenues derived from sales of the products developed from the IIA funding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the SEC during the recent fiscal quarter ended September 30, 2023.

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

Date: November 13, 2023	ODYSIGHT.AI INC

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
Odysight.ai.Inc

	By:	/s/ Tanya Yosef
	Name:	Tanya Yosef
	Title:	Chief Financial Officer
Odysight.ai.Inc

-45-