Form 10-K
period 2023-12-31
Odysight.ai Inc.
filed 2024-03-26
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

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

Tel: +972 73 370-4690

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023, based on the price at which the common equity was last sold on the OTCQB Market on such date, was $11.09 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 26, 2024, there were 10,446,685 shares of the registrant’s common stock outstanding.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors including, but not limited to:

●	our financial performance, including our history of operating losses;

●	our ability to obtain additional funding to continue our operations;

●	our ability to successfully develop and commercialize our products;

●	changes in the regulatory environments of the United States and other countries in which we intend to operate;

●	our ability to attract and retain key management and marketing personnel;

●	competition from new market entrants;

●	our ability to identify and pursue development of additional products;

●	unfavorable conditions in the Company’s industry, the global economy or global supply chain, including international trade relations, pandemics, political turmoil, natural catastrophes, warfare (such as the war between Russia and Ukraine and Israel’s war against Hamas), and terrorist attacks.

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

As used in this Annual Report and unless otherwise indicated, the terms “Odysight.ai,” “we,” “us,” “our,” or “our Company” refer to Odysight.ai Inc. (formerly known as ScoutCam Inc.). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Part I

Item 1. Business

Overview

Our Mission

We are a pioneer in the development, production, and marketing of innovative Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) technologies, providing visual sensing and AI-based video analytics solutions for critical systems in the aviation, maritime, industrial non-destructing-testing industries, transportation, and energy industries. Some of our products utilize our unique micro visualization technology in medical devices for complex and minimally invasive medical procedures. Our technology includes proven video technologies and products amalgamated into a first-of-its-kind, FDA-cleared minimally invasive surgical device. At the present time, we derive a substantial portion of our revenue from applications of our micro visualization technology within the medical field. Nevertheless, we have recently secured several contracts for our PdM and CBM systems with major government clients and defense and aviation companies.

Our Business Model

Our unique video-based sensors, embedded software, and AI algorithms are being deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases. Our solution allows maintenance and operations teams visibility into areas which are inaccessible under normal circumstances, or where the operating ambience otherwise is not suitable for continuous real-time monitoring and has various applications which have relevancy in a wide range of industry segments that utilize complicated mechanics requiring ongoing monitoring and predictive maintenance applications. Our current business model is a business-to-business (B2B) approach in which we seek to identify target businesses interested in integrating our micro visualization and AI\ML video analytics technology or commissioning individual projects using our technology. We have several successful proofs of concept in airborne platforms of various OEM’s in aerospace and have completed successful demonstration projects for multiple global elevator systems manufacturers. As provided above, we are developing additional applications for our visual solutions portfolio (composed of image acquisition, data collection, and storage and image processing), including PdM and CBM (we refer to these applications and sectors as Industry 4.0, or I4.0), which generate a number of potential benefits for our customers.

The following graphic demonstrates Odysight.ai’s value proposition, starting with increased safety and reduced down time due to our ability to visually analyze any failure occurrence in real time, and including more sophisticated benefits like big data analytics that provide predictive insights regarding to an entire system life cycle, spare parts management and smart prediction regrading system performance.

Who we are: History and Background

We were incorporated as a corporation under the laws of the State of Nevada on March 22, 2013, under the name Intellisense Solutions Inc. (“Intellisense”). We were initially engaged in the business of developing web portals to allow companies and individuals to engage in the purchase and sale of vegetarian food products over the Internet. However, we were unable to execute our original business plan, develop significant operations or achieve commercial sales.

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

On September 16, 2019, Intellisense and Medigus Ltd., an Israeli company traded on the Nasdaq Capital Market, entered into the Exchange Agreement, pursuant to which, on December 30, 2019, we acquired from Medigus Ltd. all of the issued and outstanding share capital of ScoutCam Ltd. On December 31, 2019, we changed our name to ScoutCam Inc. Following this acquisition, we integrated and fully adopted the acquired miniaturized imaging business into our Company as our primary business activity. On June 5, 2023, we changed our name to Odysight.ai Inc.

On December 1, 2019, Medigus and Odysight.ai Ltd. consummated a certain Amended and Restated Asset Transfer Agreement, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business. On May 18, 2020, in connection with the Arkin Transaction (as defined below), the Company and Medigus entered into a certain Side Letter Agreement (the “Letter Agreement”), whereby the parties agreed to amend certain terms of the Amended and Restated Asset Transfer Agreement and the License Agreement.

On April 20, 2020, Odysight.ai entered into an Amended and Restated Intercompany Services Agreement with Medigus (the “Intercompany Services Agreement”), which effectively amended and restated an intercompany services agreement dated May 30, 2019.

For additional information about the Amended and Restated Asset Transfer Agreement, the Letter Agreement and the Intercompany Services Agreement, refer to – “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” below.

On June 4, 2023, certain of the Company’s stockholders representing more than 50% of the Company’s outstanding share capital voted by written consent to change our name from “ScoutCam Inc.” to “Odysight.ai Inc.” The Company’s board of directors approved an amendment and restatement of the Company’s Amended and Restated Bylaws, effective as of June 4, 2023, to reflect the name change. In addition, on June 5, 2023, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect the name change, with such request approved as of June 5, 2023. In addition, the Company’s trading symbol was changed from “SCTC” to “ODYS”, effective February 13, 2024.

On February 28, 2024, we formed a new company, D. VIEW Ltd., wholly owned by Odysight.ai Inc., to act as a local agent for the defense market in Israel.

Sales and Marketing

Our vision is to become a leading provider of visual sensing and AI\ML video analytics, PdM and CBM solutions for the aerospace, other industry and medical critical system markets.

We engage companies seeking to add real time visualization and analytics to their existing or new product(s) or considering the development of new products that include miniature visualization sensors and failure detection capabilities. Our approach to the medical market ordinarily is conducted in two phases. During the first phase, we conduct the research and development that is required in order to specify, design, develop, and produce the designated visualization apparatus, for an agreed-upon compensation amount (e.g., a non-recurrent engineering fee). During the second phase, we manufacture the apparatus and offer it to the customer for an agreed-upon transfer price.

In the I4.0 domain, which target PdM and CBM applications, we engage with companies that wish to increase the monitoring capabilities of different elements of a device using our visual monitoring solutions (these include build of image acquisition, data collection and storage, and image processing capabilities based on AI, ML, cloud, and additional algorithm concepts). Based on our product portfolio with customized solutions as needed, this will allow our customers to receive real time alerts on anomalies and failures of monitored components, analyze and track trends and development of the anomaly, and predict any impending failure of the component as a result of such anomaly over time and usage. As a result, we expect customers to benefit from a reduction in downtime, lower maintenance expenses, and increased safety of their monitored equipment, using the prediction capabilities of the platform to efficiently plan maintenance work on future faulty components. Another outcome we expect is more cost-effective management of resources, since components will only need to be replaced as a result of their actual condition rather than a strict maintenance schedule.

The use of a vision-based platform in the fields of PdM and CBM provides richer and more informative data and insights than traditional sensing methods. Together with the AI and ML models customized for the relevant use cases, we expect this will provide customers with a clearer view of the status of their equipment, increasing revenues by saving on direct expenses, and increasing the uptime of their equipment.

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

On July 31, 2023, we announced a collaboration with the Israel Aerospace Industries (IAI) through which the IAI will utilize our advanced visual sensing and video analytics technology in a visual based health monitoring system for UH60 (Blackhawk) helicopters. By harnessing our multiple highly resilient video-based sensors, embedded software, video analytics and AI algorithms specifically designed for the UH60 helicopter, this solution will provide real-time insights into the health of UH60 helicopters, improving safety measures, minimizing downtime, optimizing spare parts management, and enabling the implementation of predictive maintenance strategies.

On December 4, 2023, we announced a strategic partnership to develop advanced applications for aerospace and industrial markets worldwide with SIPAL S.P.A., a leading company in Italy in the engineering sector. The goal of the collaboration is a next generation maintenance solution that will allow maintenance crews the ability to review and have real time visual inspection of an aircraft’s internal system without the need for removing a single panel or a hatch.

On February 20, 2024, we announced the receipt of a purchase order for our PdM system for the Israel Air Force Boeing AH-64 Apache attack helicopter prototype. The partnership marks a significant milestone, integrating our autonomous, visual monitoring and predictive maintenance technology into a leading attack helicopter. There are approximately 2,700 Boeing AH-64 Apache attack helicopters deployed worldwide.

On March 11, 2024, we announced the receipt of a purchase order exceeding $1 million from a major international defense contractor for our visual sensing and AI analytics solution. The systems will be installed in upgraded Lockheed Martin (Sikorsky) SH-60 Seahawk Maritime Rotary Wing Aircraft of the Israel Air Force. More than 4,000 UH-60 Black Hawk aircraft, and its variants such as the SH-60 Seahawk, are in service worldwide today. We estimate that the addressable market of rotary wing aircraft systems worldwide is more than a billion dollars.

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

In January 2022, we entered into a patent cross-licensing arrangement with Japan-based Sumita Optical Glass, Inc. (Sumita), a specialty optical fiber technology company, pursuant to which we granted a non-exclusive license to Sumita to our patents related to “Small Diameter Video Camera Heads and Medical Devices and Visualization Probes containing them” in return for payment of royalties and a grant-back license to Odysight.ai of Sumita’s patent and patent applications related to fiber optics illumination. For additional information on our patent portfolio, refer to – “PROPRIETARY RIGHTS AND TECHNOLOGY” below.

Our Customers

Currently, we have one major customer, a leading Fortune 500 multinational healthcare corporation, that is expected to generate most of our forecasted revenue in the near term. In June 2022, we announced that we completed the verification and validation stage of our endoscopic camera solution with this client and, on January 26, 2023, we announced that we had received a $1.45 million order from this client. On October 17, 2023, we announced a solidified purchase order with this client and that formal commitments under the purchase order amount to a total of $3.3 million for fiscal year 2024.

Competition

There are currently several companies that develop and provide monitoring solutions for PdM and CBM. These monitoring solutions can be the sensor itself, data collection and storage, AI processing, or a combination of these capabilities. The CBM and PdM solutions are usually based on traditional sensing solutions such as vibration, temperature, and acoustic sensors. Based on our research and discussions with customers, we believe these traditional sensing methods are limited in their ability to provide an in-depth view of the condition of the monitored components and usually alert on the occurrence of an anomaly when component failure has already occurred, which is too late in some cases. From the AI perspective, there are several vendors providing off-the-shelf AI capabilities which then require customization per market, use case, and/or data source. We believe that our more holistic approach and reliance on image-based solutions creates richer and more informative data, leveraged by AI and ML algorithms, enabling our customers to deploy predictive maintenance programs.

Proprietary Rights and Technology

Our solution for the market is based on our core intellectual property which we seek to review and patent on a regular basis, where applicable. We are heavily invested in creating patents for our core technology.

Our patent portfolio currently contains patent families which we consider material to our business and operating success. Our intellectual property rights include patents and patent applications that were transferred to us by Medigus as part of the Addendum No. 1 to Amended and Restated Asset Transfer Agreement (the “Addendum”), the License Agreement and the Letter Agreement, and additional patent assets developed by us. For additional information about the License Agreement refer to – “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” below. Under the Addendum, and subject to certain limitations as further set forth therein, Medigus transferred to us the following material patent families in exchange for a license in connection with the marketing and sale of the Medigus Ultrasonic Surgical Endostapler:

● Patent family related to Integrated Endoscope Irrigation: this patent family relates to our ability to develop visualization components and endoscopes, which include irrigation with a smaller outer diameter by saving the space of the tube that is required to lead the fluids in a conventional manner. This patent has been granted in Canada, Europe (validated in Germany, Spain, France, Great Britain and Italy), Israel, Japan (original and divisional), and the United States (three patents), and has one pending continuation in the United States. The expiration dates for the three patents in the United States are November 28, 2033, February 28, 2033 and February 28, 2033, respectively; and

● Patent family related to Small Diameter Video Camera Heads and Medical Devices and Visualization Probes containing them: this patent family relates to our ability to develop cameras, visualization components, and medical devices with a small diameter, thus enabling the insertion of the camera into smaller cavities or leaving more space in the device for the use and application of other functions, such as a working channel. This patent has been granted in Japan, Korea, Israel, the United States (2 patents, original and continuation in part), and Europe (3 patents revoked after appeal in opposition proceedings). The expiration dates for these patents are March 16, 2031 (for the patents in the United States), and September 16, 2030 (for patents in each of the other aforementioned jurisdictions).

As a result of oppositional proceedings initiated by a third party in 2018, the Opposition Division of the EU Patent Office decided in 2019 to revoke two of the three European patents (EP 2.478.693 and EP 2.621.159) and in 2021 to maintain the third patent (EP 2.621.158). Following appeal hearings held in early 2024, the Board of Appeals revoked all three patents, with formal written decisions still pending. The Company will decide whether to petition for further review of this matter after it receives the formal written decisions. The revocations are not expected to have a material impact on the Company’s current business operations.

As a result of a supplemental examination filed by the Company regarding one of the U.S. Patents (10,188,275), the U.S. Patent Office decided to open reexamination proceedings for 23 of the 24 granted claims. A Notice of Intent to Issue a Reexamination Certificate was issued on March 21, 2024 and the certificate is expected to be issued during the course of 2024.

In addition, our intellectual property rights further include the following material patent applications filed by Odysight.ai:

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

● Patent family related to Systems and Methods for Monitoring Potential Failure in a Machine or a Component Thereof. This patent family relates to system and methods for monitoring potential failure in a machine or a component thereof using at least one optical sensor. Such sensors can be used in conjunction with diagnostic software/hardware tools to display and analyze changes in critical images that could not have been displayed or analyzed using existing systems. This patent family includes national phase applications filed in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Singapore and the U.S. (2 applications, original granted and a pending continuation application). The expiry date for the United States patent is January 2043.

We have also applied for provisional applications relating to our predictive maintenance technology and developments and for our medical imaging technology and development. All of these applications are expected to have a lifetime of 20 years from filing, if granted.

We have also applied for trademark applications covering our brand names. The trademarks are registered in Israel and international applications were filed under the Madrid protocol, which are under currently examination procedures. Opposition proceedings have been filed by a third party in the European Union Intellectual Property Office against the Company’s EU trademark applications for “Odysight” and “OdysightAI”. The opposition proceedings are expected to be finalized in 2024 or 2025.

Pursuant to the Addendum, on February 7, 2023, we returned the patent family related to Camera Head to Medigus in return for a license from Medigus to use the same patent family.

Despite our efforts to protect our intellectual property, unauthorized parties may still copy or otherwise obtain and use our technology. For additional information, refer to – “WE MAY NOT BE SUCCESSFUL IN ENFORCING OUR INTELLECTUAL PROPERTY RIGHTS AGAINST THIRD PARTIES” above.

Employment

We currently have approximately 49 full-time (or near full-time) employees. This number is expected to grow. We may recruit additional employees to the R&D team.

Research and Development

Our R&D organization is responsible for the design, development, testing, and delivery of new technologies, features, products, and integrations of our component parts. We currently have approximately 24 employees engaged in research and development. We intend to continue to invest in our research and development capabilities.

Our R&D efforts are focused on the following areas: (i) maturing our multi camera solution based on advanced visual sensing and AI\ML processing technologies focusing on sensing, computing, and prediction, cooperating with customers for mutual development projects that demonstrate our technology by reaching customer KPIs and (ii) our industrial cloud-based product, which leverages our already in place cloud environment to develop mutual proof of concept and minimal valuable product for our customers that enable cloud base solutions for customer KPIs.

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

Israeli Government Programs

As a result of certain agreements between Medigus and Odysight.ai Ltd. (for additional information about these agreements refer to – “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” below), the IIA approved a transfer of IIA know-how developed by Medigus in the framework of the Bio Medical Photonic Consortium, or the Medigus Consortium, to Odysight.ai.

Accordingly, all rights and obligations with regard to the IIA under the Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, or the Innovation Law, in connection with such know-how now apply to Odysight.ai.

The following are details regarding the rights and obligations within the framework of our activity in the Medigus Consortium, which continue to apply to us notwithstanding the termination of the Medigus Consortium:

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

●	Approval of the transfer of IIA funded technology to another Israeli company may be granted only if the recipient assumes and abides by the provisions of the Innovation Law and related regulations, including the restrictions on the transfer of know-how and manufacturing rights outside of Israel (in addition, there will be an obligation to pay royalties to the IIA from the income of such sale transaction as part of the royalty payment obligation).

●	Approval to manufacture products outside of Israel or consent to the transfer of technology, if requested, might not be granted. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits Odysight.ai to transfer technology or development out of Israel.

On May 21, 2023, the Company was awarded an additional grant by the IIA. The purpose of this grant is to support and enhance the Company’s production capabilities. Subject to the Company successfully achieving all predetermined milestones, the maximum grant amount that can be received is NIS 1 million.

Under the Innovation Law and the terms of the grant, royalties on the revenues derived from sales of products developed with IIA funding will be payable to the Israeli government, generally at the rate of 3%. The royalty terms shall differ if we receive IIA approval to manufacture or to transfer the rights to manufacture our products developed by way of the IIA grant outside of Israel. The obligation to make these payments terminates upon full repayment of the grant amount, subject to adjustment for fluctuation in the dollar/shekel exchange rate, plus interest.

Pursuant to the terms of the grant under the Innovation Law, recipients of funding from the IIA are prohibited from (i) manufacturing products developed using IIA grants or derived from technology developed with IIA grants outside of Israel and (ii) transferring rights to manufacture such products outside of Israel. However, the IIA could, in special cases, approve the transfer of manufacturing or of manufacturing rights of a product developed in an approved program or which resulted therefrom, outside of Israel. If we were to receive approval to manufacture or to transfer the rights to manufacture our products developed with IIA-funding outside of Israel, we would be required to pay an increased total amount of royalties (possibly up to 300% of the grant plus interest), depending on the portion of total manufacturing that was performed outside of Israel.

The terms of the grant under the Innovation Law prohibit transferring or licensing our IIA-financed technologies, technologies derived therefrom, and related intellectual property rights and know-how outside of Israel, except under limited circumstances and only with the approval of the IIA and generally upon making a payment to the IIA. If received, we could be required to pay the IIA an amount calculated in accordance with the applicable formula set out in the applicable IIA grant track. The scope of the support received, the royalties that we already paid to the IIA, the amount of time that elapsed between the date on which the technology was transferred, the date on which the applicable project performance period for the IIA grants was completed, the sale price, and the form of transaction are all factors to be taken into account in calculating the amount of payment to the IIA in connection with a transfer or license of IIA-funded technologies. The repayment amount is subject to a maximum limit calculated in accordance with a formula set forth in the guidelines published by the IIA. In addition, any decrease in the percentage of manufacturing performed in Israel of any product or technology, as originally declared in the application to the IIA with respect to such product or technology, could require notification by us to or obtaining the approval of the IIA, and could result in increased royalty payments to the IIA of up to 300% of the total grant amounts received in connection with such product or technology, plus interest, depending on the portion of total manufacturing that was performed outside of Israel.

Approval of the transfer or license of technology to residents of Israel is required and could be granted in specific circumstances, but only if the recipient agrees to abide by the provisions of applicable law, including the restrictions on the transfer of know-how and the obligation to pay royalties. An additional royalty payment is generally required to be made from the consideration paid for such transfer.

The State of Israel does not own any intellectual property rights in technology developed with IIA funding and there is no restriction on the export of products manufactured using technology and know-how developed with IIA funding. The technology and know-how are, however, subject to transfer of technology and manufacturing rights restrictions as described above.

item 1a. risk factors

Risk Factor Summary

Below is a summary of the principal factors that make an investment in the Company speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered.

Risks Related to Our Business, Operations and Financial Condition

●	We have had a limited operating history and may not be able to successfully operate our business or execute our business plan.
●	If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with business targets and third parties to perform these services, we may not be successful in commercializing our products and technology.
●	We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.
●	We have a single customer that accounts for a substantial portion of our revenues, and our business would be harmed were we to lose this customer.
●	If we fail to effectively manage growth, our business could be impaired.
●	Our commercial success depends upon the degree of market acceptance by prospective markets and industries.
●	Weakened global economic conditions may harm our industry, business and results of operations.

Risk Related to Third Parties

●	Our reliance on third-party suppliers for most of the components of our products could harm our ability to meet demand for our products in a timely and cost-effective manner.
●	We may not be able to manage our strategic partners effectively.
●	We may not have sufficient manufacturing capabilities to satisfy any growing demand for our products. We may be unable to control the availability or cost of producing such products.

Risks Related to Competition

●	We expect to face competition in the future. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer, and we may never be profitable.
●	If we fail to comply with anti-bribery, anti-corruption and anti-money laundering laws, we could be subject to penalties and other adverse consequences.

Risks Related to Intellectual Property

●	We may not be able to obtain all possible patents or other intellectual property rights necessary to protect our proprietary technology and business.
●	We may not be successful in enforcing our intellectual property rights against third parties.
●	We may be subject to infringement claims and other litigation, which could adversely affect our business.
●	Governmental regulation of non-practicing patent holders may adversely affect our business.

General Risk Factors Related to Our Business

●	Our business and operations may suffer in the event of computer system failures, cyber-attacks, or deficiencies in our cyber-security.
●	We may be subject to product liability claims, product actions, including product recalls, and other field or regulatory actions that could be expensive, divert management’s attention, and harm our business.
●	Testing of our technologies potential applications for our products will be required and there is no assurance of regulatory approval.
●	We rely on highly skilled personnel, and, if we are unable to attract, retain, or motivate qualified personnel, we may not be able to operate our business effectively.
●	Our data and information systems and network infrastructure may be subject to hacking or other cybersecurity threats.
●	We incorporate artificial intelligence, or AI, into some of our products. This technology is new and developing and may present both compliance and reputational risks.

Risks Related to Our Common Stock

●	If the ownership of our Common Stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
●	Future resales of Common Stock may cause the market price of our Common Stock to drop significantly, even if our business is doing well.
●	Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our Common Stock and make it difficult for our stockholders to resell their Common Stock.
●	Anti-takeover provisions contained in our articles and bylaws, as well as provisions of Nevada law, could impair a takeover attempt.
●	The market price of our Common Stock may be highly volatile and such volatility could cause you to lose some or all of your investment.
●	Our Common Stock is currently a “penny stock,” which imposes additional sales practice requirements on broker-dealers that sell such securities.
●	Compliance with the reporting requirements of federal securities laws can be expensive.
●	Our investors’ ownership in the Company may be diluted in the future.
●	Directors, executive officers, principal stockholders, and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.
●	We do not anticipate paying any cash dividends in the foreseeable future.

Risks Related to our Operations in Israel

●	We are subject to the risks of political, economic, health, and military instability in countries outside the United States in which we operate.
●	Conditions in Israel, including the October 7, 2023 attack by Hamas and other terrorist organizations and Israel’s war against them, if escalated, could negatively affect our operations.
●	Other instances of political, economic, or military instability in Israel, if escalated, could impede our ability to operate and harm our financial results.
●	It may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers.
●	Exchange rate fluctuations between foreign currencies and the U.S. Dollar may negatively affect our earnings.
●	Certain technology developed and used by us received Israeli government grants for certain research and development activities. The terms of those grants require us to satisfy specified conditions in addition to repayment of the grants upon certain events.
●	We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

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

Our cash and short-term deposit balance as of December 31, 2023 was $17 million. We may require additional funding to fund and grow our operations and to develop certain products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In the event we require additional capital, the inability to obtain such capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we require and are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding may be dilutive to the interests of existing stockholders.

We have a single customer that accounts for a substantial portion of our revenues, and our business would be harmed were we to lose this customer.

We currently have one major customer, a leading Fortune 500 multinational healthcare corporation, which accounted for approximately 98% and 81% of our revenues for 2023 and 2022, respectively, and is expected to generate most of our forecasted revenue in the near term. Were we to lose this customer, our revenues would decline significantly, and our business would be harmed.

If we fail to effectively manage growth, our business could be impaired.

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

Our current business model is that of a B2B approach in which we seek to identify target businesses interested in integrating our technology or commissioning individual projects using our technology. Any product that we commission or that is brought to the market may or may not gain market acceptance by prospective customers. The commercial success of our technologies, current products, and any future product that we may develop depends in part on the medical community as well as other industries for various use cases, depending on the acceptance by such industries of our products as a useful and cost-effective solution compared to current technologies. During 2022, we commenced proactive market penetration into industries other than the biomedical sector, such as the defense and aviation industries. If our technology or any future product that we may develop does not achieve an adequate level of acceptance, or does not garner significant commercial appeal, we may not generate significant revenue and may not become profitable. The degree of market acceptance will depend on a number of factors, including:

●	the cost, safety, efficacy/performance, perceived value and convenience of our technology and any current or future product that we may develop;

●	the ability of third parties to enter into relationships with us;

●	the effectiveness of our sales and marketing efforts;

●	the strength of marketing and distribution support for, and timing of market introduction of, competing technology and products; and

●	publicity concerning our technology or products or competing technology and products.

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

We rely on our third-party suppliers to obtain an adequate supply of quality components on a timely basis with favorable terms to manufacture our products. Some of those components that we sell are provided to us by a limited number of suppliers. We will be subject to disruptions in our operations if our sole or limited supply contract manufacturers decrease or stop production of components or do not produce components and products of sufficient quantity or quality. Alternative sources for our components will not always be available.

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

In addition, if we cannot supply current products or future potentially developed products due to a lack of components or are unable to utilize other components in a timely manner, our business will be significantly harmed. If inventory shortages occur, they could be expected to have a material and adverse effect on our future revenues and ability to effectively project future sales and operating results.

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

Our current manufacturing capabilities may not reach the required production levels necessary in order to meet growing demands for any products we may commission or future products we may develop. There can be no assurance that our products can be manufactured at our desired commercial quantities, in compliance with our requirements, and at an acceptable cost. Any such failure could delay or prevent us from shipping said products and marketing our technologies in accordance with our target growth strategies.

Risks Related to Competition

We expect to face competition in the future. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer, and we may never be profitable.

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

If we fail to comply with anti-bribery, anti-corruption and anti-money laundering laws, we could be subject to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 5737-1977, and the Israeli Prohibition on Money Laundering Law, 5760-2000, collectively, the Israeli Anti-Corruption Laws, and the UK Bribery Act 2010, or UK Bribery Act, and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, the Israeli Anti-Corruption Laws, the UK Bribery Act, and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. In addition, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot provide complete assurance that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Our potential exposure for violating these laws increases as our international presence expands and we increase sales and operations in foreign jurisdictions. Any violation of the FCPA, the Israeli Anti-Corruption Laws, the UK Bribery Act, or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our Common Stock or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

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

General Risk Factors Related to Our Business

Our business and operations may suffer in the event of computer system failures, cyber-attacks, or deficiencies in our cyber-security.

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

Our business exposes us to potential liability risks, product actions, and other field or regulatory actions that are inherent in the manufacturing, marketing and sale of medical devices, or any other products that we may develop for a target business. We may be held liable if such products cause injury or death or are found otherwise unsuitable or defective during usage. Our products incorporate mechanical and electrical parts, complex computer software, and other sophisticated components, any of which can contain errors or failures. Complex computer software is particularly vulnerable to errors and failures, especially when first introduced. In addition, new products or enhancements to our existing products may contain undetected errors or performance problems that, despite testing, are discovered only after installation.

If any of our products are defective, whether due to design or manufacturing defects, improper use of the product, or other reasons, we may voluntarily or involuntarily undertake an action to remove, repair, or replace the product at our expense. In some circumstances we will be required to notify regulatory authorities of an action pursuant to a product failure.

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

Our data and information systems and network infrastructure may be subject to hacking or other cybersecurity threats. If our security measures are breached and an unauthorized party obtains access to our proprietary business information, our information systems may be perceived as being insecure, which could harm our business and reputation and our proprietary business information could be misappropriated, which could have an adverse effect on our business and results of operations.

Our Company stores and transmits its proprietary information on its computer systems. Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber-attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information that has the potential to significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, we use third party vendors to store our proprietary information who use cyber or “cloud” storage of information as part of their service or product offerings, and despite our attempts to validate the security of such services, our proprietary information may be misappropriated by other parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business. For a description of our cybersecurity risk management and strategy, see Item 1C. Cybersecurity.

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

Risks Related to Our Common Stock

If the ownership of our Common Stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Mr. Arkin, who beneficially owns approximately 55.60% of our Common Stock, holds approximately 44.57% of the current voting power in our Company and may exercise warrants and options which could increase his voting power to 55.60%. As a result, Mr. Arkin will likely control any action requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Mr. Arkin may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our Company. Also, Mr. Arkin may seek to cause us to take courses of action that, in his judgment, could enhance his investment in our Company, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our Common Stock could decline or stockholders might not receive a premium over the then-current market price of our Common Stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our Common Stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

If we ever list on Nasdaq, we may be considered a “controlled company” within the meaning of Nasdaq rules and, as a result, may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

As a result of the concentration of voting power described above, we may be considered a “controlled company”, for example by Nasdaq if we ever list on The Nasdaq Stock Market, which we do not expect to be able to do, if ever, until after we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in March or April 2024, at the earliest. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including: the requirement that a majority of our board of directors consist of “independent directors” as defined under the rules of Nasdaq; the requirement that we have a compensation committee that is composed entirely of directors who meet the Nasdaq independence standards for compensation committee members; and the requirement that our director nominations be made, or recommended to our full board of directors, by our independent directors or by a nominations committee that consists entirely of independent directors.

Although no decision has been made about whether or not to rely on such exemptions, if we do rely on any or all of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Future resales of Common Stock may cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, including by Mr. Moshe Arkin, our largest shareholder, and other significant shareholders. These sales, or the perception in the market that such sales can occur, could reduce the market price of our Common Stock and increase the volatility in the market price of our Common Stock. Further, the sale of a substantial portion of shares of our Common Stock could result in a change of control, which could impact the market price and liquidity of our Common Stock.

Trading on the OTC Markets is volatile, sporadic and often thin, which could depress the market price of our Common Stock and make it difficult for our stockholders to resell their Common Stock.

Our Common Stock is currently quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our Common Stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or the NYSE. Although in June 2021 we filed an application with The Nasdaq Stock Market to list our Common Stock, we did not complete the process and do not expect to be able to do so, if ever, until after we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in March or April 2024, at the earliest. Our Common Stock has a history of thin trading. During the 52-week period ended February 29, 2024, trades were only reported on 78 trading days. These factors may result in investors having difficulty reselling any shares of our Common Stock.

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

The market price of our Common Stock may be highly volatile and such volatility could cause you to lose some or all of your investment.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the announcement of new products or product enhancements by us or our competitors;

●	developments concerning intellectual property rights;

●	changes in legal, regulatory, and enforcement frameworks impacting our technology or the application of our technology;

●	variations in our and our competitors’ results of operations;

●	fluctuations in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;

●	the results of product liability or intellectual property lawsuits;

●	future issuances of Common Stock or other securities;
●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances;

●	current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, Israel’s war or conflicts with Hamas or Lebanon, terrorism or other geopolitical events;

●	sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability; and

●	general market conditions and other events or factors, many of which are beyond our control.

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

Our Common Stock is currently a “penny stock,” which imposes additional sales practice requirements on broker-dealers that sell such securities.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our Common Stock is currently a “penny stock” and is subject to Rule 15g-9 under the Securities Exchange Act of 1934, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our Common Stock will qualify for exemption from the Penny Stock Rule. Even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, or the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act, and other federal securities laws. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of stockholders to resell their stock.

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

As of March 26, 2024, our directors, executive officers, principal stockholders, and affiliated entities may be deemed to beneficially own, in the aggregate, approximately 84.11% of our outstanding voting securities. As a result, if some or all of such parties acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

We do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our Common Stock as a source for any future dividend income. Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount, and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our wholly-owned subsidiary Odysight.ai Ltd., our financial condition, contractual restrictions, and other factors deemed relevant by our board of directors.

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

Conditions in Israel, including the October 7, 2023 attack by Hamas and other terrorist organizations and Israel’s war against them, if escalated, could negatively affect our operations.

Our offices and management team are located in Israel. Accordingly, our business and operations may be affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and Muslim based terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which from time to time have negatively affected business conditions in Israel.

On October 7, 2023, the Hamas organization launched a series of deadly terror attacks on civilian and military targets skirting the Gaza Strip in the southern part of Israel and fired rockets on many of the communities in southern and central Israel. Following the attack, Israel’s security cabinet declared war and commenced a military campaign in Gaza against Hamas. Since the outbreak of the war, the Hezbollah terrorist organization has regularly fired rockets into northern Israel, other terrorist organizations have done so from western Iraq and the Houthis terrorist organization operating out of Yemen has fired various projectiles and drones against commercial shipping vessels in the Gulf of Aden and Red Sea. Moreover, these conditions may escalate in the future into a greater regional conflict.

The war has led to consequences and restrictions with respect to the Israeli economy, including a significant call-up of military reservists, most of whom have been released from such service as of the date of this Annual Report. However, to date the war has not had a material adverse effect on our business. While our executive offices are located in Omer and Ramat Gan, Israel, neither of our sites is located near Israel’s relevant borders where the main impact of the war has been felt. Nevertheless, we have experienced some minor disruptions to our routine work, including some difficulties in traveling outside of Israel in the first month of the war and occasional rocket fire on municipalities where our offices are located, requiring our employees to take temporarily shelter for a few minutes at a time in on-site safe rooms. In addition, several of our employees, including company officers such as our CEO Yehu Ofer, were called up to military reserve duty, with many such call-ups having since lapsed. As of the date of this Annual Report, Mr. Ofer is subject to military reserve duty a few days a month. We have taken various measures to mitigate the effects of the war, including adopting work-from-home measures, increased employee overtime and third-party outsourcing where needed, and reviewing our business continuity plan.

In case of material escalation of current conditions or the outbreak of a greater regional conflict, it is possible that there will be further military reserve duty call-ups, which may negatively affect our business due to a shortage of skilled labor and loss of institutional knowledge. Were such an escalation to occur, the steps we have taken to mitigate the effects of the war may not be sufficient to prevent material adverse impacts our business, financial condition and results of operations. In addition, although the intensive flight hours flown by all Israeli Air Force platforms as a result of the war has caused an increase of interest in our technology from Israeli government agencies and R&D programs, we may not be successful in turning these expressions of interest into orders for our products.

It is currently not possible to predict the duration or severity of the ongoing war or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supply and hamper our ability to raise additional funds or sell our securities, among other possible negative effects.

Other instances of political, economic or military instability in Israel, if escalated, could impede our ability to operate and harm our financial results.

In addition to the ongoing war with Hamas, other political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises. A change in the security and political situation in Israel and in the economy could have a material adverse effect on our business, operating results, and financial condition.

In recent years, Israel has been subject to certain political instability and an increased number of elections were held. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects. Changes in the Israeli economy could make it more difficult for us to operate our business and could have a material adverse effect on our business, reputation, financial condition, results of operation and cash flow.

In the beginning of 2023, the newly formed government commenced a legislative process to effect changes in the Israeli legal system. Certain financial, legal, and commercial organizations and entities have claimed that such changes will weaken the Israeli legal system and, as a result, could lead to negative impact on the economic and financial conditions of the State of Israel. At this stage, where most of the proposed legislation has not become effective and its scope is not fully determined, we cannot assess the likelihood of the legislation going into effect or the possible impact of these changes.

In addition to Hamas, Israel is engaged in sporadic armed conflicts with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities have been accompanied by missiles being fired from Lebanon against civilian targets in various parts of Israel, including areas in which some of our employees and consultants may be located, and negatively affected business conditions in Israel. The global shipping industry is also experiencing disruptions due attacks by Houthi militants from Yemen on commercial shipping in the Gulf of Aden and Red Sea, which has caused the rerouting of shipping away from the Suez Canal. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflict or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies and may do so in the future as a result of the war with Hamas or for other reasons. These restrictive laws and policies may have an adverse impact on our operating results, financial condition, or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

Many Israeli citizens are also obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. As has been the case with the ongoing war with Hamas, in response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be additional military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, prospects, financial condition, and results of operations.

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

Exchange rate movements have impacted and may continue to impact our consolidated revenues and operating results. It is particularly difficult to forecast exchange rate movements and unanticipated currency fluctuations have affected and could continue to affect our financial results and cause our results to differ from investor expectations or our own guidance in any future periods. Volatility in exchange rates and global financial markets is expected to continue due to the ongoing global political and economic uncertainty.

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

Item 1b. unresolved staff comments

Not applicable.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy. We depend on software applications, information technology systems, computing infrastructure and cloud service providers to operate our business. Certain of these systems are managed, hosted, provided or used by third parties to assist in conducting our business and which have their own cyber security measures in place. We are currently working to ensure that we satisfy generally applicable industry standards and best practice methods for the assessment, identification, and management of risks from cybersecurity threats that may jeopardize our line of business or may pose a risk to our information technology systems, including from third parties with whom we work. We have appointed an Information Security Coordinator who oversees our information security policies and procedures. The background and experience of our Information Security Coordinator includes managing the development of cyber security products for corporate and oversee security analysis process on multiple products and companies. Our Information Security Coordinator will maintain a cyber incident reporting and response process and will provide management notifications based on the seriousness of any incident. Our information security policies and procedures are required to be reviewed on a regular basis.

We have not experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations; however, there can be no guarantee that we will not experience such an incident in the future. For a description of the risks from cybersecurity threats that may materially affect our Company, see “Risk Factors” included elsewhere this Annual Report on Form 10-K, including “Our data and information systems and network infrastructure may be subject to hacking or other cyber security threats. If our security measures are breached and an unauthorized party obtains access to our proprietary business information, our information systems may be perceived as being insecure, which could harm our business and reputation and our proprietary business information could be misappropriated, which could have an adverse effect on our business and results of operations.”

Item 2. properties

We do not own property and currently lease our principal corporate office and corporate headquarters, which is also our registered office, and is located at Industrial Park, P.O. Box 3030, Omer, Israel 8496500. Our Omer facility includes approximately 807 square meters of office and laboratory space. In addition, we lease approximately 1,000 square meters of office space in Raman Gan, Israel, part of which we sublease to a third party.

We believe our leased office space is sufficient to meet our current needs.

item 3. legal proceedings

As a result of oppositional proceedings initiated by a third party in 2018, the Opposition Division of the EU Patent Office decided in 2019 to revoke two of the three European patents (EP 2.478.693 and EP 2.621.159) and in 2021 to maintain the third patent (EP 2.621.158). Following appeal hearings held in early 2024, the Board of Appeals revoked all three patents, with formal written decisions still pending. The Company will decide whether to petition for further review of this matter after it receives the formal written decisions. The revocations are not expected to have a material impact on the Company’s current business operations. In addition, one U.S. patent of the same family is currently under reexamination proceedings before the U.S. Patent and Trademark Office. Furthermore, opposition proceedings have been filed in the European Union Intellectual Property Office against the Company’s EU trademark applications for “Odysight” and “OdysightAI”. For additional information about these proceedings refer to – “PROPRIETARY RIGHTS AND TECHNOLOGY” above. Other than the above, we are not aware of any pending legal proceedings to which we are a party, or to which any director, officer or affiliate of our Company, or any owner of record or beneficially of more than 5% of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

item 4. mine safety disclosures.

Not applicable.

part II

item 5. market for registrant’s common equity, related stockholder matters and issuer purchases

Market Information

Our common stock is currently quoted on the OTCQB under the symbol “ODYS” and, until February 13, 2024, was quoted on the OTCQB under the symbol “SCTC”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of December 31, 2023, there were 41 stockholders of record of our common stock and 10,443,768 shares of our common stock outstanding. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in “street name” in the names of various brokers, dealers, clearing agencies, banks, and other fiduciaries.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Exchange Act

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 and Rule 15g-9 promulgated thereunder. This section and related rules impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). While Section 15(g) and Rules 15g-1 through 15g-6 apply to brokers-dealers, they do not apply to us.

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules. Rule 15g-2 declares unlawful broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker-dealers receiving penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker-dealers to approved the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker-dealers and their associated persons. The application of the penny stock rules may affect your ability to resell your shares.

Equity Compensation Plan Information

2020 Share Incentive Plan

We have adopted the 2020 Share Incentive Plan, or the 2020 Plan, under which we may grant equity-based incentive awards to attract, motivate, and retain the talent for which we compete.

Authorized Shares. The maximum number of ordinary shares available for issuance under the 2020 Plan is equal to the sum of 2,824,717 shares, or such number as our board of directors may determine from time to time.

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

The administrator also has the authority to amend and rescind rules and regulations relating to the 2020 Plan or terminate the 2020 Plan at any time before the date of expiration of its ten-year term.

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

Termination of Employment. For grantees who terminated their employment with the Company or any of its affiliates prior to July 5, 2022, all vested and exercisable awards held by such grantees as of the date of termination may be exercised within three months, unless otherwise determined by the administrator. For grantees who terminated their employment with the Company or any of its affiliates after July 5, 2022, all vested and exercisable awards held by such grantees as of the date of termination may be exercised within three years, unless otherwise determined by the administrator. After such three month or three-year period, as applicable, all such unexercised awards will terminate, and the shares covered by such awards shall again be available for issuance under the 2020 Plan.

In the event of termination of a grantee’s employment or service with the company or any of its affiliates due to such grantee’s death, permanent disability, or retirement, all vested and exercisable awards held by such grantee as of the date of termination may be exercised by the grantee or the grantee’s legal guardian, estate, or by a person who acquired the right to exercise the award by bequest or inheritance, as applicable, within twelve months after such date of termination, unless otherwise provided by the administrator. Any awards which are unvested as of the date of such termination or which are vested but not then exercised within the twelve-month period following such date, will terminate and the shares covered by such awards shall again be available for issuance under the 2020 Plan.

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

Recent Sales of Unregistered Securities

On March 27, 2023, the Company issued 3,294,117 units to certain investors in consideration of $14 million. Each such unit consisted of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $5.50 per share. Each warrant is exercisable for three years from the date of issuance. The shares of common stock and warrants were issued in a private placement pursuant to Regulation S of the Securities Act of 1933, as amended. See “Liquidity and Capital Resources” for more information.

Issuer Purchases of Equity Securities

During the period from January 1, 2023, to December 31, 2023, we did not purchase any of our equity securities.

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

On December 30, 2019, we acquired all of the issued and outstanding share capital of ScoutCam Ltd. and, on December 31, 2029, changed our name to ScoutCam Inc. Following this acquisition, we integrated and fully adopted the acquired miniaturized imaging business into our Company as our primary business activity. On June 5, 2023, we changed our name to Odysight.ai Inc.

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

Our unique video-based sensors, embedded software, and AI algorithms are being deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases. Our solution allows maintenance and operations teams visibility into areas which are inaccessible under normal circumstances, or where the operating ambience otherwise is not suitable for continuous real-time monitoring and has various applications which have relevancy in a wide range of industry segments that utilize complicated mechanics requiring ongoing monitoring and predictive maintenance applications. Our current business model is a business-to-business (B2B) approach in which we seek to identify target businesses interested in integrating our micro visualization technology or commissioning individual projects using our technology.

Impact of the Ongoing War in Israel on Our Business

On October 7, 2023, the Hamas terrorist organization launched a series of deadly terror attacks on civilian and military targets skirting the Gaza Strip in the southern part of Israel and fired rockets on many of the communities in southern and central Israel. Following the attack, Israel’s security cabinet declared war and commenced a military campaign in Gaza against Hamas. Since the outbreak of the war, the Hezbollah terrorist organization has regularly fired rockets into northern Israel, other terrorist organizations have done so from western Iraq and the Houthis terrorist organization operating out of Yemen has fired various projectiles and drones against commercial shipping vessels in the Gulf of Aden and Red Sea.

The war has led to consequences and restrictions with respect to the Israeli economy, including a significant call-up of military reservists, most of whom have been released from such service as of the date of this Annual Report. To date the war has not had a material adverse effect on our business. While we have offices in Omer and Ramat Gan, Israel, neither of our sites is located near Israel’s relevant borders where the main impact of the war has been felt. Nevertheless, we have experienced some minor disruptions to our routine work, including some difficulties in traveling outside of Israel in the first month of the war and occasional rocket fire on the municipalities where our offices are located, requiring our employees to take temporarily shelter for a few minutes at a time in on-site safe rooms. In addition, several of our employees, including company officers such as our CEO Yehu Ofer, were called up to military reserve duty, with many such call-ups having since lapsed. As of the date of this Annual Report, Mr. Ofer is subject to military reserve duty a few days a month. We have taken various measures to mitigate the effects of the war, including adopting work-from-home measures, increased employee overtime and third-party outsourcing where needed, and reviewing our business continuity plan.

As a result of the intensive flight hours flown by all Israeli Air Force platforms as a result of the war and an enhanced Israel Ministry of Defense budget of approximately $12 billion, we have experienced a growing interest in our technology from Israeli government agencies and R&D programs, which may lead to more rapid assimilation of our technology into relevant platforms than we had anticipated prior to the start of the war, positively affecting on our business activity in 2024. See also Risk Factors – “Conditions in Israel, including the October 7, 2023 attack by Hamas and other terrorist organizations and Israel’s war against them, if escalated, could negatively affect our operations.”

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

Development Services Revenue and Contract Liabilities

We determine at contract inception whether development services are distinct from the performance obligation to manufacture the product under development. Revenues from development services that we determine as not distinct from our performance obligation to manufacture the product under development are deferred until commencement of manufacturing and are recognized over the manufacturing term. As a result, during development phase we have deferred all service revenues billed by us to a Fortune 500 multinational healthcare corporation and the respective service costs. Further to the inception of the production phase of the project in the second quarter of 2022, these deferred revenues and costs are recognized over the expected term of production under the contract.

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

The Black-Scholes option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. Our expected dividend rate is zero since we do not currently pay cash dividends and do not anticipate doing so in the foreseeable future. Each of the above factors requires us to use judgment and make estimates in determining the percentages and time periods used for the calculation. If we were to use different percentages or time periods, the fair value of option awards could be materially different. We recognize stock-based compensation cost for option awards on an accelerated basis over the employee’s requisite service period, and forfeitures are accounted for as they occur.

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

Comparison of the Year Ended December 31, 2023 and the Year Ended December 31, 2022

Overview

The Company’s primary business activities during 2023 were:

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

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	2023	2022	% Change
Revenues	3,033,000	665,000	356%
Cost of Revenues	2,524,000	1,631,000	55%
Gross Profit (Loss)	509,000	(966,000)	153%
Research and development expenses	5,602,000	4,197,000	33%
Sales and marketing expense	1,109,000	699,000	59%
General and administrative expenses	4,431,000	3,577,000	24%
Operating Loss	(10,633,000)	(9,439,000)	13%

 Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the year ended December 31, 2023, we generated revenues of $3,033,000, an increase of $2,368,000, or 356%, from 2022 revenues.

The increase in revenues was primarily due to increase in revenues from a Fortune 500 company (see “Customer A” in note 10 to our annual financial statements) due to:

-	an increase in the number of products sold and supplied to the customer during 2023, and

-	formalization of negotiations with the customer, according to which the price per unit increased significantly compared to the previous price.

Cost of Revenues

Cost of revenues for the year ended December 31, 2023, were $2,524,000 an increase of $893,000, or 55%, compared to cost of revenues of $1,631,000 for the year ended December 31, 2022. The increase was primarily due to an increase in the number of products sold and supplied to the Fortune 500 company, partially offset by an improvement in the production process which resulted in a reduced scrap rate.

Gross Profit (Loss)

Gross profit for the year ended December 31, 2023 was $509,000, an increase of $1,475,00, or 153%, compared to a gross loss of $966,000 for the year ended December 31, 2022. The increase was primarily due to an increase in revenues, partially offset by an increase in cost of revenues as described above.

The transition from a gross loss to a gross profit is attributable to the formalization of negotiations with the healthcare customer. Under this framework, the unit price experienced a substantial increase compared to its previous rate. We also benefited from an increase in the number of products sold and supplied to the customer during 2023.

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

Research and development expenses for the year ended December 31, 2023 were $5,602,000, an increase of $1,405,000, or 33%, compared to $4,197,000 for the year ended December 31, 2022. The increase was primarily due to an increase in payroll expenses due to additional employee recruitment, as result of enlarging our focus on R&D activities in the domain of I4.0.

We expect that our research and development expenses will increase as we continue to develop our products and services and recruit additional research and development employees due to increased focus on R&D activities in the domain of I4.0.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll expenses, consulting services, promotional materials, exhibitions, demonstration equipment, and certain allocated facility infrastructure costs.

Sales and marketing expenses for the year ended December 31, 2023 were $1,109,000, an increase of $410,000, or 59%, compared to $699,000 for the year ended December 31, 2022.

The increase was primarily due to recent rebranding activities, including expenses related to the changing the name of the Company from “ScoutCam Inc.” to “Odysight.ai Inc.”, which included among other expenses designing a new logo and promotional materials. In addition, the Company incurred expenses by participating in the Paris Air Show in June 2023, the world’s premier and largest event dedicated to the aviation and space industry.

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

General and administrative expenses for the year ended December 31, 2023 were $4,431,000, an increase of $854,000, or 24%, compared to $3,577,000 for the year ended December 31, 2022.

The increase was primarily due to:

- an increase in payroll expenses, due to additional employee recruitment;

- an increase in patent related expenses due to maintenance, defense, and commercialization efforts involving existing patents;

- an increase in professional services expenses due to the hiring of a financial consultant, IR consultant, HR consultant and the appointment of new directors;

- an increase in rent and maintenance, due to our new offices in Ramat Gan; and

- In 2022, we benefited from the cancellation of a provision of $129,000 related to additional taxes due following entrance into an agreement with the Israel Tax Authority (the “ITA”). In September 2021, the Company accrued approximately NIS 740,000 ($229,000) for additional taxes due following a VAT audit by the ITA for the years 2019-2021. In July 2022, the Company reached an agreement with the ITA, according to which the amount due in additional taxes was reduced to approximately NIS 340,000 ($100,000).

Operating loss

We incurred an operating loss of $10,633,000 for the year ended December 31, 2023, an increase of $1,194,000, or 13%, compared to operating loss of $9,439,000 for the year ended December 31, 2022. The increase in operating loss was due to increases in research and development expenses, general and administrative expenses and sales and marketing expense, each as described above.

Comparison of the Year Ended December 31, 2022 and the Year Ended December 31, 2021

Overview

The Company’s primary business activities during 2022 were:

●	During the second quarter of 2022, the Company completed the development of a product relating to a customer-specific project for a Fortune 500 multinational healthcare corporation and moved from the development phase of the project to its production phase. As a result, during the year ended December 31, 2022, the Company recognized development services revenues and related development costs that have been previously deferred. The amounts were recognized based on the expected manufacturing term of the product, which the Company estimates at seven years.

●	Increased focus on R&D activities in the domain of I4.0 (including PdM and CBM in sectors such as aerospace, maritime energy and other heavy machinery, engines and complicated mechanics which have a need for monitoring and predictive maintenance applications). The main effect of this activity was an increase in the number of employees to enable the Company to manage the anticipated increased workload and solution development activity.

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

For the year ended December 31, 2022, we generated revenues of $665,000, an increase of $278,000, or 72%, from 2021 revenues. The increase in revenues was primarily due to the completion of development of the product relating to our endoscopic camera solution with a Fortune 500 company and moving to production stage. Total revenues recorded from our endoscopic camera solution with the Fortune 500 company during 2022, amounted to approximately $538,000. We did not record any revenue from our endoscopic camera solution with the Fortune 500 company during 2021.

This increase in revenues was partly offset by the following:

- We did not record any revenue from A.M. Surgical during 2022, a decrease of approximately $199,000 from 2021.

- A decrease of $61,000 due to an overall decrease in sales of the Company’s component products to occasional customers.

Remaining performance obligations (“RPOs”) represents contracted revenue that have not yet been recognized, which include deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2022, the total RPO amounted to $3.6 million, which we expect to recognize over the expected manufacturing term of the product under development.

Cost of Revenues

Cost of revenues for the year ended December 31, 2022, were $1,631,000, an increase of $523,000, or 47%, compared to cost of revenues of $1,108,000 for the year ended December 31, 2021. The increase was primarily due to:

- An increase in payroll expenses due to additional employee recruitment (such as in the areas of procurement, production planning and control, engineering, and quality inspectors) to support the transition to serial production for the Fortune 500 customer.

- In the second quarter of 2022, the Company completed the development stage of its endoscopic camera solution and moved to the production stage. As a result, the Company recognized expenses of $180,000 during the year ended December 31, 2022, based on the expected manufacturing term of the product.

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

Research and development expenses for the year ended December 31, 2022, were $4,197,000, an increase of $2,195,000, or 110%, compared to $2,002,000 for the year ended December 31, 2021. The increase was primarily due to an increase in payroll expenses (including stock-based compensation) due to additional employee recruitment, materials and subcontractors, rent and maintenance expenses due to increased focus on R&D activities in the domain of I4.0.

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

The decrease was primarily due to:

- A decrease in stock-based compensation of $580,000.

- A decrease in IP expenses of $506,000.

- A decrease in professional services of $334,000, mainly due to expenses of $206,000 in expenses incurred in 2021 related to our efforts to uplist to Nasdaq.

- Cancellation of a provision of $129,000 related to additional taxes due following our entrance into an agreement with the Israeli Tax Authority. In September 2021, the Company accrued an amount of approximately NIS 740,000 ($229,000) for additional taxes due following a VAT audit by the Israeli Tax Authority for the years 2019-2021. In July 2022, the Company reached an agreement with the Israeli Tax Authority, according to which the amount due of additional taxes was reduced to approximately NIS 340,000 ($100,000).

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

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $8.9 million and short-term deposits of $8.1 million compared to cash and cash equivalents of $10.1 million and short-term deposits of $3 million as of December 31, 2022. In addition, as of December 31, 2023, we incurred an accumulated deficit of $34.2 million compared to $24.8 million as of December 31, 2022.

Our primary sources of liquidity to date have been from fund raising and warrant exercises.

On March 27, 2023, we issued 3,294,117 units (the “Units”) in consideration for approximately $14 million (the “Private Placement”) to Phoenix Insurance Company Ltd. (for Moshe Arkin through his individual retirement account), The Phoenix Insurance Company Ltd. (“Phoenix Insurance”) and Shotfut Menayot Israel – Phoenix Amitim (“Phoenix Amitim”). Each Unit consisted of (i) one share of the Company’s Common Stock and (ii) one warrant to purchase one share of Common Stock with an exercise price of US$5.50 per share (the “Warrant”). The Warrants are immediately exercisable and will expire three (3) years from the date of issuance and are subject to customary adjustments. In connection with the Private Placement, we undertook to file a Registration Statement on Form S-1 with the Securities and Exchange Commission covering the resale of all shares of Common Stock issued pursuant to the Private Placement, including those shares of Common Stock to be held by the Selling Stockholders assuming the exercise of the Warrants issued pursuant to the Private Placement, and any other shares of Common Stock and shares of Common Stock underlying warrants to the extent previously issued to Mr. Arkin, Phoenix Insurance or Phoenix Amitim. We further undertook that the Registration Statement on Form S-1 would not include any shares of Common Stock or other securities for the account of any other holder without the prior written consent of Mr. Arkin, Phoenix Insurance and Phoenix Amitim. Mr. Arkin currently serves as a director on our board of directors.

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

Cash Flows

Our primary uses of cash from operating activities have been for headcount-related expenditures, research and development costs, manufacturing costs, marketing and promotional expenses, professional services cost, and costs related to our facilities. Our cash flows from operating activities will continue to be affected due to the expected increase in spending on our business and to meet our working capital requirements.

Comparison of the Year Ended December 31, 2023 and the Year Ended December 31, 2022

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2023 and December 31, 2022 (in dollars):

	2023	2022
Cash used in Operating Activities	(10,009,000)	(6,095,000)
Cash provided by (used in) Investing Activities	(5,113,000)	7,882,000
Cash provided by Financing Activities	13,809,000	-

Operating Activities

During the year ended December 31, 2023, cash used in operating activities was $10 million, consisting of net loss of $9.4 million, partially offset by a non-cash benefit of $1.8 million and an unfavorable net change in operating assets and liabilities of $2.4 million. Our non-cash benefit consisted primarily of non-cash charges of $1.7 million for stock-based compensation. The unfavorable net change in our operating assets and liabilities was primarily due to an increase in accounts receivable of $1.3 million and decrease in contract liabilities of $1.3 million.

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

Investing Activities

During the year ended December 31, 2023, cash used in investing activities was $5.1 million, consisting mainly of investment of short-term deposits, net.

During the year ended December 31, 2022, cash provided by investing activities was $7.9 million, consisting mainly of withdrawal of short-term deposits, net.

Financing Activities

During the year ended December 31, 2023, cash provided by financing activities was $13.8 million, consisting of cash proceeds from issuance of shares and warrants in a private placement.

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

Investing Activities

During the year ended December 31, 2022, cash provided by investing activities was $7.9 million, consisting mainly of withdrawal of short-term deposits, net.

During the year ended December 31, 2021, cash used in investing activities was $11.6 million, consisting of investment in short-term deposits of $11 million and purchases of property and equipment of $0.6 million.

Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $22.6 million, consisting primarily of $19.1 million from cash proceeds from issuance of shares and warrants in a private placement and $3.5 million proceeds from the exercise of outstanding warrants.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment under those criteria, management has determined that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9b. Other information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

part iii

Item 10. Directors, Executive Officers and corporate governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of our directors and executive officers:

Name	Age	Position
Prof. Benad Goldwasser†	73	Chairman of the Board
Jackson Schneider†	59	Director
Ronit Rubin†	59	Director
Moshe (Mori) Arkin	71	Director
Inbal Kreiss†	57	Director
Zeev Vurembrand†	72	Director
Nir Nimrodi†	55	Director
Yehu Ofer*	58	Chief Executive Officer
Tanya Yosef*	41	Chief Financial Officer
Eli Israeli*	53	Chief Technology Officer
Jacob Avinu*	41	Senior VP of Product Portfolio

*	Executive Officer
†	Independent Director

On June 1, 2023, Ronen Rosenbloom notified the Company that he would resign as a member of our board of directors effective immediately. Mr. Rosenbloom advised the Company that his resignation was not the result of any conflict with the Company or objection to any action taken by it.

On August 13, 2023, our board of directors appointed Mr. Nir Nimrodi to serve as a member of the board of directors.

On December 6, 2023, certain of the Company’s stockholders representing more than 50% of the Company’s outstanding share capital as of November 30, 2023 voted by written consent to reelect Ms. Inbal Kreiss and elect Mr. Jackson Schneider and Ms. Ronit Rubin as Class II directors of the Company, with a term of office for each to expire at the third succeeding annual meeting of the stockholders after their election and until their successors are duly elected and qualified.

On February 21, 2024, the Company appointed Ms. Yosef as VP of Finance, a position she is expected to begin on May 5, 2024. Ms. Yosef will continue to serve as Chief Financial Officer until such time as the new position is effective. An announcement by the Company regarding the appointment of a new chief financial officer will be forthcoming.

Directors

Prof. Benad Goldwasser has served as chairman of our board of directors since December 26, 2019, and has served as chairman of Odysight.ai’s board of directors since its inception. Prof. Goldwasser is a serial entrepreneur and retired urology medical doctor. In 2016, Prof. Goldwasser launched a venture capital fund partnered with SAIL, a Shanghai Government investment company. Prof. Goldwasser has served as a member of the board of directors of Innoventric Ltd. since 2017 and Inspira Technologies Ltd. since January 2021. From 2013-2016 Prof. Goldwasser served as an external director of BioCanCell Ltd. (TASE: BICL). Prof. Goldwasser was the co-founder of Vidamed Inc., Medinol Ltd., Rita Medical Inc., Optonol Ltd. and GI View Ltd. Prof. Goldwasser served as managing director of Biomedical Investments Ltd., an Israeli Venture Capital firm. During his medical career, he served as Chairman of Urology at the Chaim Sheba Medical Center and Professor of Surgery at Tel-Aviv University. Prof. Goldwasser holds MD and MBA degrees from Tel-Aviv University.

Jackson Schneider has served on our board of directors since December 6, 2023. Mr. Schneider is currently a Senior Research Scholar at Columbia University in New York, a position he has held since July 2023. From January 2014 to November 2022, Mr. Schneider served as President and CEO of Embraer Defense & Security, a leading Latin American aerospace and defense company and, from August 2020 to August 2022, he served as a visiting senior research fellow (non-resident) in the Department of War Studies at King’s College in London. Before this, Mr. Schneider served in other capacities for Embraer and in a series of senior management positions for Mercedes-Benz Do Brasil LTDA, Daimler-Chrysler (Mercedes-Benz), and Unilever do Brasil. Mr. Schneider also served on the board of directors of Tempest S.A., Visiona Tecnologia Aerospacial S.A., and OGMA, the Portugal Aerospace Industry, each affiliated with Embraer, until April 2023. He currently serves on the advisory board or Board of Directors of Sonda Tecnologias (Brazil), Abra Aviation Group (London), and Mercedes-Benz Do Brasil. In addition, Mr. Schneider has served in leadership roles in various industry associations and is currently the President of the Superior Council for Trade and Commerce in the Federation of Industries of the State of Sao Paulo (FIESP). He holds a law degree from 1982 to 1986 from UFRGS/UNB and an MBA from the Business School Sao Paulo (BSP) in Brazil in partnership with the Rotman School in Toronto, Canada.

Ronit Rubin has served on our board of directors since December 6, 2023. Ms. Rubin is currently EMEA President for AllCloud, a professional services company providing organizations with the tools for cloud enablement and transformation, a position she has held since 2016. Prior to this, Ms. Rubin served as VP, Business Division and VP, Information Technology at Partner Communications Ltd. and as VP, Information Technology at Cal-Israel Credit Cards Ltd. From 1984-2006, Ms. Rubin served in various roles for the navy of the Israeli Defense Forces, including as Commander, Computers Unit and Head of Information Systems Department. She currently serves as a board member of CardCom Technology. Ms. Rubin holds a BA in Economics & Logistics from Bar-Ilan University in Ramat Gan, Israel, and an MA in Business Management from Ben-Gurion University of the Negev in Be’er Sheva, Israel.

Moshe (Mori) Arkin has served on our board of directors since February 15, 2021. Mr. Arkin is a leading life science and pharmaceutical entrepreneur and serves as the chairman of Arkin Holdings, which he founded in 2009. Mr. Arkin has served as chairman of the board of directors of Sol Gel Technologies Ltd. (NASDAQ: SLGL) since 2014 and sits on the board of directors of several private pharmaceutical and medical device companies, including Digma Medical, a company developing systems to treat insulin resistance present in type 2 diabetes and other metabolic syndrome diseases, and Valcare Medical, a company developing heart valve devices. From 2005 to 2008, Mr. Arkin served as the head of generics at Perrigo Company, and from 2005 until 2011, as a member of its board of directors. Prior to joining Sol Gel Technologies Ltd., Mr. Arkin served as a director of cCAM Biotherapeutics Ltd., a company focused on the discovery and development of novel immunotherapies to treat cancer from 2012 until its acquisition in 2015 by Merck & Co., Inc. Mr. Arkin served as chairman of Agis Industries Ltd. from 1972 until its acquisition by Perrigo Company in 2005. Mr. Arkin holds a B.A. degree in psychology from the Tel Aviv University, Israel.

Inbal Kreiss has served on our board of directors since April 9, 2021. Ms. Kreiss is currently the Chief of Innovation at the Systems, Missiles and Space Division of the Israeli Aerospace Industries Ltd. (IAI) and Chairwoman of RAKIA, Scientific and Technological Mission to the International Space Station. Since 2013, Ms. Kreiss has served as Deputy Director of the Space Division at IAI, leading the development, construction, launch and operation of observation and communication satellites for both Israeli and foreign users. Prior to that, Ms. Kreiss held various leadership positions within IAI, including chief engineer of Israel’s Arrow 2 anti-ballistic missile defense system from 2000 to 2006, and project manager of the Arrow 3 exo-atmospheric interceptor from 2007 to 2013. Ms. Kreiss holds a B.Sc degree in chemical engineering from the Technion, Israeli Institute of Technology, an Executive Masters in Business Administration degree from Tel Aviv University, and completed a visiting research fellowship at the Aeronautics & Astronautics Department of the Massachusetts Institute of Technology (MIT).

Zeev Vurembrand has served on our board of directors since May 13, 2021. Mr. Vurembrand is currently the Chief Executive Officer and Owner of Vurembrand Management & Innovation Ltd. and a member of the board of Bezeq the Israeli Telecommunication Corp. Ltd. (TASE: BEZQ) since 2017. Mr. Vurembrand also served as chairman of the board of Lageen Ltd. from 2019 until December 2023. From 2013 until 2019, Mr. Vurembrand was the Chief Executive Officer of Kupat Holim Meuhedet, Israel’s third largest health care organization. From 2008 until 2013, he was the Chief Executive Officer of Alon Holding Blue Square – Israel Ltd., and prior to that, from 2007 until 2008, he was the Chief Executive Officer of Phoenix Investments and Finance Ltd. Earlier in his career, from 2002 until 2007, Mr. Vurembrand was the Chief Executive Officer of Clalit Health Services Group, Israel’s largest health care organization. Mr. Vurembrand has served on numerous boards of directors, including Africa Israel Residences LTD. (TASE: AFRE) from 2014 until 2016, Discount Bank (TASE:DSCT) 2006 until 2007, U-Bank from 2005 until 2006, Blue Square Israel (TASE: BSI) from 2001 until 2006, and Dikla Medical Insurance Ltd. from 1995 until 2002. Mr. Vurembrand has also served on the board of trustees of Bar Ilan University since 2019. Mr. Vurembrand holds a B.Sc degree in industrial engineering and management from the Technion, Israeli Institute of Technology.

Nir Nimrodi has served on our board of directors since August 13, 2023. Mr. Nimrodi has served as chairman and chief executive officer of Accellix Inc., a life sciences company, since May 2019 and has over 25 years’ experience working in start-ups and large global businesses in the life sciences, pharmaceutical, and biotechnology industries. From 2014 to April 2019, Mr. Nimrodi was the chief business officer of Intrexon (currently Precigen, Inc.). Prior to this, he held several executive roles at Life Technologies Inc. (now part of Thermo Fisher), and was chief executive officer at Proneuron Biotechnologies Inc. and Mindsense Biosystems Ltd. In addition, Mr. Nimrodi currently serves as a member of the board of Evogene Ltd. (NASDAQ: EVGN) and at the private companies Genesee Scientific and Scopio Labs. Mr. Nimrodi holds a B.A. in Economics and an MBA from Tel-Aviv University.

Executive Officers

Yehu Ofer has served as Chief Executive Officer of the Company since October 18, 2022. Mr. Ofer served as a colonel (now retired) in the Israeli Air Force (“IAF”), commanding two operational squadrons before commanding “Wing 15”, the optic and electronic intelligence wing of the IAF. In his last position, Mr. Ofer served as Israel Defense Attaché to Italy, Greece, Serbia, and Croatia, where he oversaw the largest ever government-to-government transaction between Israel and Italy. Upon his retirement from the Israel Defense Forces in 2013, Mr. Ofer joined Elbit Systems Ltd. in its electro-optics unit as a technology development and program manager in airborne optic and laser solutions. Mr. Ofer also managed Elbit System’s aerospace division as VP of large-scale development programs and VP of the Brazil business unit. In his last position at Elbit Systems, Mr. Ofer served as VP of Global Business Development, Marketing and Sales, a position he held since 2020. Mr. Ofer holds an MBA degree from the University of Haifa, a Bachelor of Economics and Logistics degree (cum laude) from Bar Ilan University in Tel Aviv, and a degree from the National Security College in Tel Aviv.

Tanya Yosef has served as our Chief Financial Officer since December 27, 2019. Ms. Yosef is a certified public accountant with many years of experience and held various positions with Medigus Ltd. (Nasdaq: MDGS) since December of 2009, including most recently as chief financial officer and prior thereto as financial controller. During 2008-2009 Ms. Yosef worked in the audit department at Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited. Ms. Yosef holds a BA degree in Economics and Accounting from the Ben-Gurion University, Israel.

Eli Israeli has been our Chief Technology Officer since October 11, 2023. Before joining us, Mr. Israeli served from January 2022 to September 2023 as CTO at Gadfin, where he spearheaded the development and execution of Gadfin’s technology strategy. From December 2019 to February 2022, Mr. Israeli served as the Senior Vice President of System Engineering, Program Management, and Customer Success at Israel Aerospace Industries (IAI) headquarters. His career includes a variety of other roles, including Chairman of the consortium of AI Academy - Artificial Intelligence Training; Director of Program Management, Ground-Based & Missiles Defense Systems at IAI; Director of System Engineer and Product Management, Civil Aircraft Protection Systems at the Israel Ministry of Defense – DDR&D; Senior Systems Engineer, Unmanned Aerial Vehicle at the Israeli Air Force; and Director of R&D and Program Management, MALE Unmanned Aerial System at the Israeli Ministry of Defense - DDR&D. Mr. Israeli holds an MSc in System Engineering and Program Management from the Technion – Israel Institute of Technology in Haifa, Israel, and a BSc in electrical engineering and Bachelor of Education (BEd) from Tel Aviv University.

Jacob Avinu has served as our Senior VP of Product Portfolio since November 15, 2022. Mr. Avinu has more than 15 years of experience in development, operations, and leadership in a variety of industries, including aviation and aerospace. He joined Odysight.ai from Elbit Systems, where since 2018 he led the advanced capabilities R&D group in helmet-mounted displays and sensors, a key segment within the company’s aerospace division. Before joining Elbit Systems, Mr. Avinu served for six years in the IAF as a computer vision system engineer and commander of the electronic systems development group. Mr. Avinu holds a Master of Science degree from Ben-Gurion University of the Negev in Beer-Sheva, Israel with a focus on electro-optical engineering, and a Bachelor of Science degree in electrical engineering from Ort Braude College of Engineering in Karmiel Israel. Mr. Avinu also studied practical engineering and electronics at the Israeli Air Force Academy.

Staggered Board

Our board of directors is divided into three classes. Zeev Vurembrand and Nir Nimrodi are our Class I directors, with their terms of office to expire at our 2025 annual meeting of stockholders. Jackson Schneider, Ronit Rubin and Inbal Kreiss are our Class II directors, with their terms of office to expire at our 2026 annual meeting of stockholders. Professor Benad Goldwasser and Moshe (Mori) Arkin are our Class III directors, with their terms of office to expire at our 2024 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers, and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). We have made the code of business conduct and ethics available on our website at www.odysight.ai. We will disclose promptly by posting such disclosure on our website any amendment to or waiver from the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by law or SEC regulations. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report.

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

Audit Committee. The members of the audit committee are Ms. Kreiss, Ms. Rubin, and Mr. Vurembrand, with Mr. Vurembrand as its designated chairperson. The audit committee is governed by a written charter approved by the board of directors and available on our website at www.odysight.ai. The board of directors has determined that all current audit committee members are financially literate under the Nasdaq listing requirements and that Mr. Vurembrand qualifies as an “audit committee financial expert” as defined by the SEC rules adopted pursuant to the Exchange Act. The Nasdaq listing requirements require that audit committees have at least three directors and that all directors be independent, as defined in the Nasdaq listing requirements and Rule 10A-3 under the Exchange Act. The Board has determined that Ms. Kreiss, Ms. Rubin, and Mr. Vurembrand meet the independence criteria established in the Nasdaq listing requirements and the Exchange Act.

The audit committee assists the board of directors in its oversight of financial reporting practices and the quality and integrity of the financial reports of Odysight.ai including compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, and the performance of Odysight.ai’s internal control function. The audit committee is responsible for the appointment of the Company’s independent auditors. The audit committee oversees our internal controls and risk assessment and management policies and meets with our independent auditor and management regarding our internal controls and other matters. The audit committee is responsible for periodically reviewing the Company’s code of business conduct and ethics and has established procedures for the receipt, retention, and treatment of complaints received by Odysight.ai regarding accounting controls or auditing matters and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters. The audit committee is also responsible for approving or ratifying related person transactions pursuant to the Company’s related person transaction approval policy contained in the audit committee charter.

Compensation Committee. The members of the compensation committee are Ms. Kreiss, Mr. Nimrodi, and Mr. Vurembrand, with Ms. Kreiss as its designated chairperson, all of whom meet the independence criteria established by the Nasdaq listing requirements. The compensation committee is governed by a written charter approved by the board of directors and available on our website at www.odysight.ai. The compensation committee is charged with the responsibility for setting executive compensation, reviewing certain compensation programs, administering our equity incentive plans, reviewing and discussing with management the compensation discussion and analysis required in proxy statements (if and when applicable), preparing a report on executive compensation required by SEC rules to be included in proxy statements (if and when applicable), and making other recommendations to the board of directors.

item 11. Executive Compensation

The following sets forth information about the compensation paid to or accrued by the company’s named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of December 31, 2023.

Name and Principal Position	Year	Base Salary (7)	Bonus		Stock Awards (8)	Option Awards (8) (9)	All Other Compensation	Total
	$ in thousands

Yehu Ofer,	2023	$349	$-		$-	$355	$40	$744
Chief Executive Officer (1)	2022	$68	$21	[6]	$-	$774	$8	$871

Jacob Avinu,	2023	$278	$33		$-	$47	$28	$386
Senior VP Product (2)	2022	$38	$14	[6]	$-	$258	$1	$311

Tanya Yosef,	2023	$137	$-		$-	$47	$-	$184
Chief Financial Officer (3)	2022	$148	$-		$-	$-	$-	$148

Arik Priel,	2023	$257	$-		$-	$47	$23	$327
Chief Software Architect (4)	2022	$265	$-		$-	$-	$27	$292

Ido Molad,	2023	$152	$20	[6]	$75	$72	$-	$319
VP Research and Development (5)

(1)

Consists of Mr. Ofer’s compensation earned in his capacity as the Chief Executive Officer of our wholly-owned subsidiary, Odysight.ai Ltd. Mr. Ofer did not earn any compensation in his capacity as the Chief Executive Officer of Odysight.ai Inc. Mr. Ofer’s employment commenced on October 18, 2022.

In connection with the appointment of Mr. Ofer as the Company’s Chief Executive Officer, the Company entered into an employment agreement with Mr. Ofer. The agreement provides for a monthly base salary of NIS 70,000, subject to adjustments for inflation as announced from time to time in accordance with Israeli law. The agreement also provides that Mr. Ofer is entitled to receive an equity grant of options to purchase a total of 300,000 shares of the Company’s Common Stock, par value $0.001 per share, at an exercise price of $4.50 per share, which shall vest and become exercisable as follows: 33.33% of the shares covered by Mr. Ofer’s options on the first anniversary of his service as CEO, and 8.33% of the shares covered by Mr. Ofer’s options at the end of each subsequent three-month period thereafter over the course of the subsequent two years. Furthermore, Mr. Ofer’s options will immediately vest upon the occurrence of the following (i) the sale of all or substantially all of the assets of the Company, (ii) the sale of more than 50% of the Common Stock of the Company in a non-public sale, (iii) the dissolution or liquidation of the Company or (iv) any merger, share exchange, consolidation or other reorganization or business combination if immediately after such transaction either (A) the persons who were directors of the Company immediately prior to such transaction do not constitute at least a majority of the directors of the surviving entity or (B) the persons who hold a majority of the voting capital stock of the surviving entity are not the persons who held a majority of the voting capital stock of the Company immediately prior to such transaction. Additionally, the Company agreed to pay Mr. Ofer both (i) a signing bonus in the aggregate amount of NIS 70,000 and (ii) an annual bonus pursuant to certain pre-determined measurable objectives agreed to with Mr. Ofer and approved by the board of directors by January 31 with respect to each calendar year, with the Company agreeing to recommend to the board of directors a grant of restricted stock in lieu of Mr. Ofer’s bonus through such time the Company is profitable and subject to meeting applicable objectives. In accordance with the terms of Mr. Ofer’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of the Company.

(2)

Consists of Mr. Avinu’s compensation earned in his capacity as the Senior VP Product of our wholly-owned subsidiary, Odysight.ai Ltd. Mr. Avinu’s employment commenced on November 15, 2022.

In connection with the appointment of Mr. Avinu as the Company’s Senior VP Product, the Company entered into an employment agreement with Mr. Avinu. The agreement provides for a monthly salary of NIS 60,000. The agreement also provides that Mr. Avinu is entitled to receive an equity grant of options to purchase a total of 100,000 shares of the Company’s Common Stock, par value $0.001 per share, at an exercise price of $4.50 per share, which shall vest and become exercisable as follows: 33.33% of the shares covered by Mr. Avinu’s options on the first anniversary of his service as SVP Product, and 8.33% of the shares covered by Mr. Avinu’s options at the end of each subsequent three-month period thereafter over the course of the subsequent two years. Additionally, the agreement provides to Mr. Avinu: (i) a signing bonus in the aggregate amount of NIS 50,000 (ii) a performance bonus in the aggregate amount of NIS 120,000 pursuant to certain objectives and (iii) the Company will consider, at to its sole discretion, after the first and second years following his employment, granting Mr. Avinu additional options / RSUs pursuant to certain objectives, subject to the approval of such grant by the CEO and board of directors of the Company. In accordance with the terms of Mr. Avinu’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of the Company.

50

(3)

Consists of Ms. Yosef’s compensation earned in her capacity as the Chief Financial Officer of our wholly-owned subsidiary, Odysight.ai Ltd. Ms. Yosef did not earn any compensation in her capacity as the Chief Financial Officer of Odysight.ai Inc. Ms. Yosef’s employment commenced on January 15, 2021.

In connection with the appointment of Ms. Yosef as the Company’s Chief Financial Officer, the Company entered into an employment agreement with Ms. Yosef that provides for a monthly base salary of NIS 29,500 and monthly travel pay of NIS 2,500. In accordance with the terms of Ms. Yosef’s employment agreement, she will also receive additional benefits customary for an executive officer of her experience and for companies of similar stature and standing to that of the Company.

(4)

Consists of Mr. Priel’s compensation earned in his capacity as the Chief Software Architect of our wholly-owned subsidiary, Odysight.ai Ltd. Mr. Priel’s employment commenced on November 1, 2021.

In connection with the appointment of Mr. Priel as the Company’s Chief Software Architect, the Company entered into an employment agreement with Mr. Priel that provides for a monthly base salary of NIS 60,000. In accordance with the terms of Mr. Priel’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of the Company.

(5)

Consists of Mr. Molad’s compensation earned in his capacity as the VP Research and Development of our wholly-owned subsidiary, Odysight.ai Ltd. Mr. Molad’s employment commenced on June 4, 2023.

In connection with the appointment of Mr. Molad as the Company’s VP Research and Development, the Company entered into an employment agreement with Mr. Molad that provides for a monthly base salary of NIS 56,000 and monthly travel pay of NIS 6,500. The agreement also provides that Mr. Molad is entitled to receive an equity grant of options to purchase a total of 30,000 shares of the Company’s Common Stock, par value $0.001 per share, and 25,000 RSUs, the terms and conditions of which shall be subject to the sole discretion of the board of directors. Additionally, the agreement provides to Mr. Molad: (i) a signing bonus in the aggregate amount of NIS 75,000 and (ii) a performance bonus pursuant to certain objectives, which will be paid in cash and/or options/RSUs at the sole discretion of the Company. In accordance with the terms of Mr. Molad’s employment agreement, he will also receive additional benefits customary for an employee of his experience and for companies of similar stature and standing to that of the Company.

(6)	Represents a signing bonus.

(7)	Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each named executive officer’s scope of responsibility and accountability. Base salary amounts include management insurance (which includes pension, disability insurance and severance pay) and payments towards such employee’s education fund, and Israeli social security. Each named executive officer also receives gross-up payments for the taxes on these benefits. The amounts included here are the U.S. dollar equivalent from NIS. The conversion rate used was the average of the 2022 and 2023 rates between the U.S. dollar and NIS, as published by the Bank of Israel.

(8)	The amount shown in the “Option Awards” and “Stock Awards” columns represents the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during 2023 and 2022. The ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.

(9)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model.

Employment Agreements

We, and through our wholly-owned subsidiary, Odysight.ai Ltd., have entered into written employment agreements with each of our executive officers. All of these agreements contain customary provisions regarding noncompetition, confidentiality of information, and assignment of inventions. However, the enforceability of the noncompetition provisions may be limited under applicable law. In addition, we have entered into agreements with each executive officer and director pursuant to which we have agreed to indemnify each of them to the fullest extent permitted by law to the extent that these liabilities are not covered by directors and officers’ insurance.

Outstanding Equity Awards

The following table provides information regarding equity awards for each of our named executive officers as of our fiscal year end of December 31, 2023.

Options Award								Restricted Stock Awards
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Vesting Schedule		Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)(1)

Yehu Ofer,	-	150,000	3.00		(2)	July 9, 2030	-	-
Chief Executive Officer	99,990	200,010	4.50		(2)	November 14, 2029

Jacob Avinu,	-	20,000	3.00		(2)	July 9, 2030	-	-
Senior VP Product Portfolio	33,330	66,670	4.50		(2)	November 14, 2029

Tanya Yosef	-	20,000	3.00		(2)	July 9, 2030	-	-
Chief Financial Officer	14,814	2,964	4.50		(2)	May 13, 2028
	29,609	-	2.61		(3)	February 12, 2027

Arik Priel	-	20,000	3.00		(2)	July 9, 2030	-	-
Chief Software Architect	26,666	13,334	4.50		(2)	November 15, 2028

Ido Molad	-	30,000	3.00		(2)	September 19, 2030	25,000	76,250
VP Research and Development

(1)	Based on the fair market value of our Common Stock on December 31, 2023 ($3.05 per share).

(2)	33.33% of the options granted will vest on the first anniversary date of the option grant, and 8.33% of the options will vest at the end of each subsequent three-month period thereafter over the course of the following two (2) years. Pursuant to an acceleration mechanism, any outstanding and unvested options shall immediately accelerate and vest upon the occurrence of certain events, including, inter alia, a merger or sale of all assets of the Company.

(3)	25% of the options granted will vest on the first anniversary date of the option grant, and 6.25% of the options will vest at the end of each subsequent three-month period thereafter over the course of the following three (3) years. Pursuant to an acceleration mechanism, any outstanding and unvested options shall immediately accelerate and vest upon the occurrence of certain events, including, inter alia, a merger or sale of all assets of the Company.

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

Director Compensation

The following table sets out the compensation paid to directors for services rendered during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash	Stock Awards (*)	Option Awards (*)	All Other Compensation	Total
	$ in thousands
Prof. Benad Goldwasser	$120	$-	$355	$-	$475
Shmuel Donnerstein(1)	$15	$-	$71	$-	$86
Ronen Rosenbloom(2)	$6	$-	$-	$-	$6
Lior Amit(1)	$29	$-	$71	$-	$100
Moshe (Mori) Arkin	$16	$-	$71	$-	$87
Inbal Kreiss	$32	$-	$71	$-	$103
Zeev Vurembrand	$32	$-	$71	$-	$103
Ronit Rubin(3)	$2	$-	$72	$-	$74
Jackson Schneider(3)	$7	$-	$120	$-	$127
Nir Nimrodi(4)	$9	$-	$72	$-	$81

(1)	Served as director of Odysight.ai Inc. until December 6, 2023.

(2)	Served as director of Odysight.ai Inc. until June 1, 2023.

(3)	Served as a director of Odysight.ai Inc. since December 6, 2023.

(4)	Served as a director of Odysight.ai Inc. since August 13, 2023.

(*)	The amount shown in the “Stock Awards” and “Option Awards” columns represents the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2023. The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock option awards is included in Note 9b-c Consolidated Financial Statements.

On March 15, 2020, our board of directors approved a quarterly fee of $4,000 payable to each of our currently serving directors, excluding Prof. Goldwasser. On each of April, 9, 2021 and August 12, 2021, our board of directors approved the same terms for directors appointed subsequent to March 15, 2020. On May 15, 2022, the board of directors approved a quarterly fee in the amount of $2,000 payable to a director for each committee on which such director serves, if any, with such fee in addition to any other fees to which such director is entitled as a member of the board of directors or any other committee.

On July 31, 2019, the Company entered into a consulting agreement with Prof. Goldwasser, whereby Prof. Goldwasser agreed to serve as chairman of the Board of Directors of the Company. Effective retroactively to March 1, 2019, services as chairman under the agreement were provided in consideration for a monthly fee of $10,000 and a grant of options to purchase Common Stock of the Company representing 5% of the fully diluted share capital of the Company post issuance of the then-next financing round, subject to certain limitations. The Options, which will have a six-year term, will vest in eight equal semi-annual installments over a period of four years with an exercise price per share calculated based on a 25% discount on the sale price of the Common Stock in the then-next fund raising of the Company and accelerated vesting upon closing of a material transaction resulting in change of control of the Company and/or in case Prof. Goldwasser is dismissed not for cause, with other terms and limitations as provided in the consulting agreement.

On November 22, 2023, our board of directors approved a separate compensation arrangement with Mr. Jackson Schneider, subject to his election as a director, which took place on December 6, 2023. In light of the special role and contributions that Mr. Schneider is expected to make to the operation of the Company, the Board approved compensation that includes an annual fee of $80,000, which will be paid on a monthly basis in equal installments, and a recommendation to the Board to grant Mr. Schneider options to purchase a total of 50,000 shares of common stock at an exercise price per share equal to $3.00 per share, vesting over a period of three years and such other terms as provided in a Director Service Agreement signed between Mr. Schneider and the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our common stock as of March 26, 2024, of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person or entity known to us who owns more than 5% of our common stock.

The percentage of common stock beneficially owned is based on 10,446,685 shares of common stock outstanding as of March 26, 2024. The number and percentage of shares beneficially owned by a person or entity also include shares of common stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days of March 26, 2024. However, these shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned of any other person or entity.

Unless otherwise indicated below, the address for each beneficial owner listed in the table below is c/o Odysight.ai Inc., Suite 7A, Industrial Park, P.O. Box 3030, Omer, Israel 8496500.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Prof. Benad Goldwasser(2)	629,231	5.78%
Inbal Kreiss(3)	16,025	*
Moshe (Mori) Arkin(4)	7,252,579	55.6%
Zeev Vurembrand(5)	29,689	*
Yehu Ofer(6)	169,325	1.60%
Tanya Yosef(7)	47,387	*
Eli Israeli	-	-
Jacob Avinu(8)	49,997	*
Nir Nimrodi	-	-
Jackson Schneider	-	-
Ronit Rubin	-	-
Directors and officers as a group (11 individuals)	8,194,233	59.56%
The More Group(9)	930,820	8.53%
The Phoenix Holdings (10)	3,673,711	30.44%
The Meitav Dash Group (11)	916,108	8.40%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of common stock beneficially owned by them.

(2)	Includes options to purchase 435,290 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 26, 2024.

(3)	Includes options to purchase 16,025 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 26, 2024.

(4)	Securities included herein are held directly by Mr. Moshe Arkin, Mr. Arkin through his individual retirement account at Phoenix Insurance Company Ltd., or by M. Arkin (1999) Ltd, a company wholly-owned by Mr. Arkin. These securities include warrants to purchase 2,575,164 shares of Common Stock and options to purchase 21,581 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of March 26, 2024.

(5)	Consists of options to purchase 14,689 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 26, 2024.

(6)	Consists of options to purchase 149,992 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 26, 2024.

(7)	Consists of options to purchase 47,387 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 26, 2024.

(8)	Includes options to purchase 49,997 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 26, 2024.

(9)	Based on information provided to or available to the Company, includes of warrants to purchase 470,159 shares of common stock Consists of options to purchase 470,159 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 26, 2024. The business address of the More Group is BSR Tower 1, 2 Ben Gurion Street, Ramat Gan, Israel.

(10)	Based on information provided to or available to the Company and on the Schedule 13G/A filed by The Phoenix Holdings with the SEC on February 12, 2024, securities included herein are held directly by Phoenix Insurance and Phoenix Amitim, majority or wholly-owned subsidiaries of the Phoenix Holdings Ltd. In general, subsidiaries of the Phoenix Holdings Ltd. manage their own funds and/or the funds of others, including for holders of exchange-traded notes or various insurance policies, members of pension or provident funds, unit holders of mutual funds, and portfolio management clients. Each subsidiary operates under independent management and makes its own independent voting and investment decisions. These securities include 1,620,189 warrants to purchase shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 26, 2024. Not included as beneficially owned by The Phoenix Holdings are shares of Common Stock held by Mr. Arkin through his individual retirement account at Phoenix Insurance Company Ltd.; rather, as indicated in footnote 4 above, these shares of Common Stock are beneficially owned by Mr. Arkin. The business address of the Phoenix Holdings Ltd. is Derech Hashalom 53, Givataim 53454, Israel.

(11)	Based on information provided to or available to the Company, includes warrants to purchase 458,054 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 26, 2024.

On June 1, 2023, a stock transfer agreement was entered into by and among Medigus Ltd., L.I.A. Pure Capital Ltd., Mr. Eli Yoresh and Ms. Cheli Menashe, as sellers, and M. Arkin (1999) Ltd., The Phoenix Insurance Company Ltd., Shotfut Menayot Israel – Phoenix Amitim, Lior Prosor, Prof. Benad Goldwasser and Mr. Yehu Ofer, as purchasers. Pursuant to the agreement, the sellers sold an aggregate of 2,022,964 shares of our Common Stock to the purchasers for $6.07 million (equal to $3.00 per share). Medigus sold 1,924,575 shares, representing its entire beneficial ownership in the Company as follows: (i) M. Arkin (1999) Ltd. purchased 1,293,576 shares; (ii) The Phoenix Insurance Company Ltd. purchased 65,000 shares; (iii) Shotfut Menayot Israel – Phoenix Amitim purchased 368,333 shares; (iv) Mr. Lior Prosor purchased 33,333 shares; (v) Prof. Goldwasser purchased 150,000 shares: and (vi) Mr. Ofer purchased 14,333 shares of our Common Stock. L.I.A. Pure Capital Ltd. sold an aggregate of 78,900 shares of our Common Stock to M. Arkin (1999) Ltd. Mr. Eli Yoresh sold 11,156 shares of our Common Stock to M. Arkin (1999) Ltd.). Ms. Cheli Menashe sold 8,333 shares of our Common Stock to M. Arkin (1999) Ltd. Concurrently, each of Mr. Arkin, Phoenix Insurance and Phoenix Amitim provided written consent to the inclusion in a Registration Statement on Form S-1 currently pending with the SEC but not yet declared effective as of the date of this Annual Report of the Common Stock acquired by each of the other purchasers in the stock transfer agreement, including Prof. Goldwasser, Mr. Ofer and Mr. Prosor, and we have included in a Registration Statement on Form S-1 currently pending with the SEC but not yet declared effective as of the date of this Annual Report the Common Stock acquired by each such purchaser (except as to certain shares of Common Stock acquired by Mr. Arkin). Prof. Goldwasser is chairman of our board of directors. Mr. Ofer is our chief executive officer. Following the transaction, Mr. Arkin, who currently serves as a director on our board of directors, beneficially owns more than 50% of our outstanding shares of Common Stock.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

The following section describes various related party transactions. Pursuant to a stock transfer agreement dated June 1, 2023, Medigus sold all of its shares of our Common Stock, following which sale Medigus beneficially owned none of our Common Stock and ceased to be a “related person”.

On April 20, 2020, Medigus and Odysight.ai Ltd. entered into an Intercompany Services Agreement, which amended and restated the intercompany services agreement executed between the parties on May 30, 2019. The agreement has an initial term of one year, and renews automatically for additional one-year periods, unless either party provides 60 (sixty) days written notice of non-renewal. Either Medigus or Odysight.ai Ltd. may terminate the agreement for convenience upon providing 60 days prior written notice. The services to be provided by Odysight.ai Ltd. include the provision of office space, utilities, car services, insurance, and chief financial officer services. In consideration for the foregoing services, Odysight.ai Ltd. is entitled to arm’s length service fees based on the most recent transfer pricing analysis as performed by an external expert, which may be adjusted from time to time. On March 22, 2022, Odysight.ai Ltd. provided prior written notice to Medigus of termination of the Intercompany Services Agreement effective May 21, 2022.

Since January 1, 2021 and as of the date hereof, our board of directors authorized the allotment of options to purchase 278,334 shares of Common Stock to Prof. Benad Goldwasser and an aggregate of 1,406,842 options and RSUs to purchase shares of Common Stock to certain officers and directors of our Company.

On March 29, 2021, we issued to certain investors, including Arkin Ltd., 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consists of (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock with an exercise price of $10.35 per share. Each such warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of our the Common Stock equal or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, we may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise. The shares of Common Stock and the warrants were issued to such investors pursuant to Regulation S of the Securities Act of 1933, as amended. The securities issued in connection with the foregoing investment were registered by us for resale under a registration statement on Form S-1 declared effective on May 10, 2021.

On March 16, 2023, we entered into and consummated securities purchase agreements with (i) Phoenix Insurance Company Ltd. (for Moshe Arkin through his individual retirement account) and (ii) Phoenix Insurance, and Phoenix Amitim, in connection with the sale and issuance of an aggregate of 3,294,117 units, at a purchase price of $4.25 per unit, and for an aggregate purchase price of $14,000,000 (the “Private Placement”). Each unit consists of: (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock with an exercise price of $5.50 (the “Warrants”). The Warrants are immediately exercisable and will expire three (3) years from the date of issuance and will be subject to customary adjustments. In connection with the Private Placement, we undertook to file a Registration Statement on Form S-1 with the Securities and Exchange Commission covering the resale of the shares of Common Stock issued pursuant to the Private Placement, the shares of Common Stock underlying the Warrants issued pursuant to the Private Placement, and any other shares of Common Stock and shares of Common Stock underlying warrants to the extent previously issued to Mr. Arkin, Phoenix Insurance or Phoenix Amitim. We further undertook that the Registration Statement on Form S-1 would not include any shares of Common Stock or other securities for the account of any other holder without the prior written consent of Mr. Arkin, Phoenix Insurance and Phoenix Amitim. As with Mr. Arkin, Phoenix Insurance and Phoenix Amitim are existing shareholders of the Company. The shares of Common Stock and warrants were issued pursuant to Regulation S of the Securities Act of 1933, as amended.

During 2022 and 2023 the Company received development services in the amount of $117,000 and $29,000, respectively, from Smartec R&D Ltd., a company owned by our former CTO, Amir Govrin.

Policies and Procedures for Related Party Transactions

The audit committee is responsible for approving or ratifying related person transactions pursuant to Odysight.ai’s related person transaction approval policy contained in the audit committee charter. In reviewing and approving any such related person transactions, the audit committee shall consider all relevant facts and circumstances, including whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. The audit committee shall have the authority to establish guidelines for related person transactions and intercompany arrangements where it deems it to be appropriate.

Director Independence

Our board of directors has determined that Professor Benad Goldwasser, Mr. Jackson Schneider, Ms. Inbal Kreiss, Ms. Ronit Rubin, Mr. Zeev Vurembrand and Mr. Nir Nimrodi do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent”. We are not currently subject to listing requirements of any national securities exchange, which generally stipulate certain requirements that a majority of a company’s board of directors be classified as “independent”. As a result, we are not at this time required to have our board of directors comprised of a majority of “independent directors”. Notwithstanding the foregoing, we have voluntarily adopted the definition of “independent” as defined under Nasdaq Rule 5605(a)(2), and believe Professor Goldwasser, Mr. Schneider, Ms. Kreiss, Ms. Rubin, Mr. Vurembrand and Mr. Nimrodi qualify accordingly.

Item 14. Principal accounting fees and services

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by Brightman Almagor Zohar & Co., a firm in the Deloitte global network, for the fiscal years ended December 31, 2022 and December 31, 2023:

Services	Year Ended December 31, 2023	Year Ended December 31, 2022
	$ in thousands
Audit fees(1)	$110	$85
Tax fees(2)	$--	$21
Total fees	$110	$106

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Tax fees consist of services related to representing the Company before the ITA in a VAT assessment.

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

Part IV

Item 15. exhibits AND financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to our Form S-1 filed with the SEC on July 17, 2023)
3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2023)
4.1*	Description of the Registrant’s Securities
10.1	Amended and Restated Asset Transfer Agreement, by and between Odysight.ai Ltd. and Medigus Ltd., dated December 1, 2019 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.2+	Consulting Agreement by and between Odysight.ai Ltd. and Prof. Benad Goldwasser, dated July 31, 2019 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.3	2020 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 28, 2023)
10.4	Form of Notice of Option Grant and Option Agreement (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed with the SEC on March 28, 2023)
10.5	Form of Notice of RSU Grant and RSU Agreement (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed with the SEC on March 28, 2023)
10.6+	Employment Agreement of Eli Israeli, dated September 19, 2023 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A filed with the SEC on December 20, 2023)
10.7+	Employment Agreement of Tanya Yosef, dated January 14, 2021 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed with the SEC on March 31, 2021)
10.8**	Addendum No. 1 to the Amended and Restated Asset Transfer Agreement, dated July 27, 2020, by and between Odysight.ai Ltd. and Medigus Ltd. (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-1/A filed with the SEC on October 19, 2021)
10.9	Purchase Order Form, between Odysight.ai Inc. and the Investors in the March 2021 Private Placement (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1 filed with the SEC on May 4, 2021)
10.10	Form of Warrant (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 24, 2021)
10.11+	Employment Agreement of Yehu Ofer, dated July 13, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2022)
10.12+	Employment Agreement of Jacob Avinu, dated September 20, 2022 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed with the SEC on July 17, 2023)
10.13+	Employment agreement of Ido Molad, dated May 21,2023 (incorporated by reference to Exhibit 10.14 to our Form S-1 filed with the SEC on February 20, 2023)
10.14	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.15	Stock Purchase Agreement, dated March 16, 2023 by and between Odysight.ai Inc. and the Investors defined therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.16	Stock Purchase Agreement, dated March 16, 2023 by and between Odysight.ai Inc. and the Investors defined therein. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.17	Registration Rights Agreement, dated March 16, 2023, among Odysight.ai Inc. and the Investor defined therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.18	Registration Rights Agreement, dated March 16, 2023, among Odysight.ai Inc. and the Investor defined therein (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.19+	Director Appointment and Service Agreement of Jackson Schneider, dated December 6, 2023 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed with the SEC on December 20, 2023)
10.20	Securities Exchange Agreement, dated September 16, 2019, by and among Medigus Ltd. and Intellisense Solutions Inc. (incorporated by reference to Exhibit 99.2 to the report on Form 6-K filed by Medigus Ltd. on September 17, 2019)
10.21	Stock Transfer Agreement, dated June 1, 2023, by and among M. Arkin (1999) Ltd. and additional purchasers listed therein, and Medigus Ltd. and additional sellers listed therein (incorporated by reference to Exhibit 10.22 to our Form S-1 filed with the SEC on February 20, 2023)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Certain confidential information contained in this exhibit, marked by brackets, was omitted because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. “[***]” indicates where the information has been omitted from this exhibit
+	Management contract or compensatory plan or arrangement

(b)	Financial Statement Schedules. Schedules have been omitted because the information required to be set out therein is not applicable or is shown in the financial statements or notes thereto.

Item 16. Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSIGHT.AI INC.

By:	/s/ Yehu Ofer
Name:	Yehu Ofer
Title:	Chief Executive Officer
Date:	March 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yehu Ofer	Chief Executive Officer	March 26, 2024
Yehu Ofer	(Principal Executive Officer)

/s/ Tanya Yosef	Chief Financial Officer	March 26, 2024
Tanya Yosef	(Principal Financial and Accounting Officer)

/s/ Benad Goldwasser	Chairman of the Board	March 26, 2024
Benad Goldwasser

/s/ Ronit Rubin	Director	March 26, 2024
Ronit Rubin

/s/ Jackson Shneider	Director	March 26, 2024
Jackson Shneider

/s/ Nir Nimrodi	Director	March 26, 2024
Nir Nimrodi

/s/ Mori Arkin	Director	March 26, 2024
Mori Arkin

/s/ Inbal Kreiss	Director	March 26, 2024
Inbal Kreiss

/s/ Zeev Vurembrand	Director	March 26, 2024
Zeev Vurembrand

ODYSIGHT.AI INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Odysight.ai Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odysight.ai Inc. and its Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation to Employees, Directors and Service Providers – Stock Options — Refer to Notes 2i and 9b to the consolidated financial statements.

Critical Audit Matter Description

During the year ended December 31, 2023, the Company recorded stock options related compensation expense of $1,664 thousand. The Company estimated the fair value of these stock options granted using the Black-Scholes option pricing model. The Black-Scholes option-pricing model required management to make a number of assumptions, of which the most significant are the stock price volatility and the expected option term.

Auditing the Company’s accounting of stock-based options required auditor judgment due to the subjectivity of assumptions used to estimate the fair value of stock-based options granted.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the stock-based compensation included the following, among others:

●	We assessed the accuracy and completeness of the awards granted during the year by reading the relevant Board of Directors minutes and grant documents.

●	We evaluated the appropriateness of the valuation method used for the stock option grants and whether the method used for determining fair value was applied appropriately.

●	We evaluated the significant assumptions used by management to calculate the fair value of stock options granted. Such evaluation included independent calculation of the expected volatility.

●	We developed an independent estimate of the fair value for all the grants during the year and compared our estimate of fair value to the fair value used by management.

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 26, 2024

We have served as the Company’s auditor since 2020.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2023	2022
		USD in thousands

Assets

CURRENT ASSETS:
Cash and cash equivalents		8,945	10,099
Short terms deposits	3	8,096	3,047
Accounts receivable		1,372	60
Inventory	4	504	630
Other current assets		432	281
Total current assets		19,349	14,117

NON-CURRENT ASSETS:
Contract fulfillment assets	10	1,256	1,495
Property and equipment, net	5	477	648
Operating lease right-of-use assets	11	1,380	307
Severance pay asset		271	328
Other non-current assets		96	-
Total non-current assets		3,480	2,778

TOTAL ASSETS		22,829	16,895

Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable		287	297
Contract liabilities - short term	10	527	1,426
Operating lease liabilities - short term	11	470	199
Accrued compensation expenses		546	365
Related parties	8	41	58
Other current liabilities	6	211	214
Total current liabilities		2,082	2,559

NON-CURRENT LIABILITIES:
Contract liabilities - long term	10	1,795	2,218
Operating lease liabilities - long term	11	856	64
Liability for severance pay		261	268
Other non-current liabilities		28	-
Total non-current liabilities		2,940	2,550

TOTAL LIABILITIES		5,022	5,109

SHAREHOLDERS’ EQUITY:	9
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2023 and December 31, 2022, 10,443,768 and 7,121,737 shares issued and outstanding as of December 31, 2023 and December 31, 2022		10	7
Additional paid-in capital		52,004	36,541
Accumulated deficit		(34,207)	(24,762)
TOTAL SHAREHOLDERS’ EQUITY		17,807	11,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		22,829	16,895

The accompanying notes are an integral part of these consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
	Note	2023	2022
		USD in thousands (except per share data)

REVENUES	10	3,033	665
COST OF REVENUES		2,524	1,631
GROSS PROFIT (LOSS)		509	(966)
RESEARCH AND DEVELOPMENT EXPENSES	12	5,602	4,197
SALES AND MARKETING EXPENSES	13	1,109	699
GENERAL AND ADMINISTRATIVE EXPENSES	14	4,431	3,577
OPERATING LOSS		(10,633)	(9,439)
OTHER INCOME		200	30
FINANCING INCOME (EXPENSES), NET		988	(59)
LOSS BEFORE TAXES ON INCOME		(9,445)	(9,468)
TAXES ON INCOME		-	-
NET LOSS		(9,445)	(9,468)
Net loss per share (basic and diluted, in USD)		(0.98)	(1.33)
Weighted average common shares (basic and diluted, in thousands)		9,668	7,122

The accompanying notes are an integral part of these consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity
	Number in thousands	Amount	USD in thousands

Balance at January 1, 2023	7,122	$7	$36,541	$(24,762)	$11,786
Stock based compensation (see note 9)	-	-	1,664	-	1,664
Issuance of shares upon RSU vesting (see note 9)	28	*	*	-	-
Issuance of shares and warrants(see note 9)	3,294	3	13,799	-	13,802
Net loss	-	-	-	(9,445)	(9,445)
Balance at December 31, 2023	10,444	$10	$52,004	$(34,207)	$17,807

	Common stock		Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity
	Number in thousands	Amount	USD in thousands

Balance at January 1, 2022	7,122	$7	$34,903	$(15,294)	$19,616
Stock based compensation (see note 9)	-	-	1,638	-	1,638
Net loss	-	-	-	(9,468)	(9,468)
Balance at December 31, 2022	7,122	$7	$36,541	$(24,762)	$11,786

*	Represents an amount less than $1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(9,445)	(9,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	284	251
Stock based compensation	1,664	1,638
Profit (loss) from exchange differences on cash and cash equivalents	(159)	269
Interest and exchange differences from operating lease liability	-	(49)
Severance pay asset and liability	50	(8)
Interest income in respect of deposits	(49)	(34)

CHANGES IN OPERATING ASSET AND LIABILITY:
Increase in accounts receivable	(1,312)	(52)
Decrease (increase) in inventory	126	(463)
Increase in operating lease liability	(391)	(233)
Increase in ROU asset	381	261
Decrease (increase) in current and non-current other assets	(247)	162
Increase (decrease) in account payable	(10)	194
Decrease in contract fulfillment assets	239	180
Increase (decrease) in current and non-current contract liabilities	(1,322)	1,224
Increase in accrued compensation expenses	181	10
Increase (decrease) in related parties	(17)	19
Increase (decrease) in current and non-current other liabilities	18	4
Net cash flows used in operating activities	(10,009)	(6,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(113)	(118)
Withdrawal of short terms deposits	21,500	14,500
Investment in short terms deposits	(26,500)	(6,500)
Net cash flows provided by (used in) investing activities	(5,113)	7,882

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	13,809	-
Net cash flows provided by financing activities	13,809	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,313)	1,787
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,099	8,581
PROFITS FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	159	(269)
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	8,945	10,099

Non cash activities -

	Year ended December 31,
	2023	2022
	USD in thousands

Right-of-use assets obtained in exchange for operating lease liabilities	1,506	155
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(52)	-

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 – GENERAL:

a.

Odysight.ai Inc (the “Company”), formerly known as ScoutCam Inc., was incorporated under the laws of the State of Nevada on March 22, 2013. Prior to the closing of the Exchange Agreement (as defined below), the Company was a non-operating “shell company”.

On June 5, 2023, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Registrant’s Articles of Incorporation to change its name from “ScoutCam Inc.” to “Odysight.ai Inc.”, effective June 5, 2023.

The Company’s wholly owned subsidiary, Odysight.ai Ltd (“Odysight.ai”), formerly known as ScoutCam Ltd., was formed in the State of Israel on January 3, 2019, as a wholly-owned subsidiary of Medigus Ltd. (“Medigus”), an Israeli company traded on the Nasdaq Capital Market, and commenced operations on March 1, 2019.

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

During 2020-2023 Medigus decreased its holdings in the Company such that as of March 31, 2023, Medigus owned 18.45% of the Company’s outstanding common stock. On June 1, 2023, Medigus sold all of its holdings in the Company to existing shareholders and to Chairman of the Board and CEO of the Company.

On February 28, 2024, D. VIEW Ltd. was formed in the State of Israel, wholly owned by Odysight.ai Inc., to act as a local agent for the defense market in Israel.

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

b.	Since incorporation of Odysight.ai and through December 31, 2023, the Company accumulated a deficit of approximately $34.2 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these Consolidated Financial Statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding in order to continue its future operations until becoming profitable.

c.	On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets, which led Israel to formally declare war on Hamas the next day. The war is ongoing as of the issuance date of these financial statements. At this stage, the Company does not expect substantial impact of the above-described events on its operations.

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

  c. Functional currency

A majority of Odysight.ai’s revenues are generated in U.S. dollars. The substantial majority of Odysight.ai costs are incurred in U.S. dollars and New Israeli Shekels (“NIS”). Odysight.ai management believes that the U.S. dollar is the currency of the primary economic environment in which Odysight.ai operates. Thus, the functional currency of Odysight.ai is the U.S. dollar.

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

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

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

As of December 31, 2023 and 2022, no allowance for doubtful accounts was recorded.

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

  h. Severance pay

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Pursuant to Section 14 of the Severance Compensation Act, 1963 (“Section 14”), all of the Odysight.ai’s employees in Israel are entitled to a monthly contribution, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Contributions under Section 14 relieve Odysight.ai from any future severance payment obligation with respect to those employees. The aforementioned contributions are not recorded as an asset on the Company’s balance sheet and there is no liability recorded, as the Company does not have a future obligation to make any additional payments.

The asset and the liability for severance pay presented in the balance sheets reflects employees that began employment prior to automatic application of Section 14.

The severance pay liability of Odysight.ai to its employees that began employment prior to automatic application of Section 14 is based upon the number of years of service and the latest monthly salary of such employees and is partly covered by regular deposits with recognized pension funds and deposits with severance pay funds. Under labor laws, these deposits are in the employees’ names and, subject to certain limitations, are the property of the employees. Odysight.ai records the obligation as if it were payable at each balance sheet date on an undiscounted basis.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

  i. Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, for stock-based awards granted to employees, directors, and other providers for their services.

The Company measures and recognizes compensation expense for its equity classified stock-based awards granted under its plan based on estimated fair values on the grant dates. The Company calculates the estimated fair value of option awards on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. The Company’s expected dividend rate is zero since the Company does not currently pay cash dividends on its stocks and does not anticipate doing so in the foreseeable future. Volatility is derived from the historical volatility of publicly traded set of peer companies. The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. The weighted average expected life of options was estimated individually in respect of each grant. Each of the above factors requires the Company to use judgment and make estimates in determining the percentages and time periods used for the calculation. If the Company were to use different percentages or time periods, the estimated fair value of option awards could be materially different. The Company recognizes stock-based compensation cost for option awards on an accelerated basis over the employee’s requisite service period, forfeitures are accounted for as they occur.

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

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

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

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

  l. Cost of revenues

Cost of revenue consists of products purchased from sub-contractors, raw materials for in-house assembly line, shipping and handling costs to customers, salary, employee-related expenses, depreciation and overhead expenses.

Cost of revenues are expensed commensurate with the recognition of the respective revenues. Costs deferred in respect of deferral of revenues are recorded as contract fulfilment assets on the Company’s balance sheet and are written down to the extent the contract is expected to incur losses. IIA grants are offset against cost revenues.

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

Uncertain tax positions are accounted for in accordance with the provisions of ASC 740-10, under which a company may recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxation authorities, based on the technical merits of the position, at the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties, if any, related to unrecognized tax benefits are recognized in tax expense. The Company and Odysight.ai provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

  o. Legal contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. From time to time, the Company and its subsidiary become involved in legal proceedings or are subject to claims arising in their ordinary course of business. Such matters are generally subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when the loss is probable and can reasonably estimate the amount of any such loss.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued):

  p. Basic and diluted net loss per share of common stock:

Basic net loss per share of common stock is computed by dividing net loss, as adjusted, to include the weighted average number of shares of common stock outstanding during the year.

Diluted net loss per share of common stock is computed by dividing net loss, as adjusted, by the weighted average number of shares of common stock outstanding during the year, plus the number of shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2023 and December 31, 2022, since all such securities have an anti-dilutive effect.

  q. Leases

In accordance with ASC 842, the Company determines whether an arrangement is or contains a lease based on the facts and circumstances present at inception of an arrangement. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Arrangements that are determined to be leases at inception are recognized as long-term right-of-use (“ROU”) assets and short and long-term lease liabilities in the consolidated balance sheet at lease commencement. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company applies its incremental borrowing rate based on the economic environment at commencement date in determining the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases or payments are recognized on a straight-line basis over the lease term.

The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less.

r. New accounting pronouncements

Recently issued accounting pronouncements, not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted, with the option to apply the standard retrospectively. The Company does not expect any significant impact from the adoption of this standard.

NOTE 3 - SHORT-TERM DEPOSITS:

Short term deposits as of December 31, 2023 bearing annual interest rates of 7.2% and 6.3%, with maturities of up to 12 months.

NOTE 4 - INVENTORY:

	December 31,
	2023	2022
	USD in thousands
Raw materials and supplies	445	438
Work in progress	34	148
Finished goods	25	44
	504	630

During the years 2023 and 2022, no impairment occurred.

NOTE 5 - PROPERTY AND EQUIPMENT, NET:

Property, plant and equipment, net consisted of the following:

	December 31,
	2023	2022
	USD in thousands
Cost:
Machinery and laboratory equipment	626	619
Leasehold improvements, office furniture and equipment	171	351
Computers and computer software	237	182
	1,034	1,152
Less: accumulated deprecation	(557)	(504)
Total property and equipment, net	477	648

Depreciation expenses were $284 thousand and $251 thousand for the years ended December 31, 2023 and 2022, respectively.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER CURRENT LIABILITIES:

	December 31,
	2023	2022
	USD in thousands
Government authorities	52	-
Accrued expenses	132	214
Other payables	27	-
	211	214

NOTE 7 - INCOME TAXES:

a.	Basis of taxation

1.	Tax rates applicable to the income of the Israeli subsidiary:

Odysight.ai is taxed according to Israeli tax laws.

The Israeli corporate tax rate from the year 2018 and onwards is 23%.

2.	Tax rates applicable to the income of the U.S. company:

The Company is taxed according to U.S. tax laws.

The U.S. corporate tax rate from the year 2018 and onwards is 21%.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2023	2022
	USD in thousands
Operating loss carryforward	25,006	19,239

Net deferred tax asset before valuation allowance	5,786	4,564
Valuation allowance	(5,786)	(4,564)
Net deferred tax	-	-

As of December 31, 2023, the Company has provided a full valuation allowance of $5,786 thousand in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

c.	Available carryforward tax losses:

As of December 31, 2023, the Company has an accumulated tax loss carryforward of approximately $25,006 thousand. Carryforward tax losses in Israel are of unlimited duration. Under the Tax Cut and Jobs Act of 2017, or the Tax Act (subject to modifications under the Coronavirus Aid, Relief, and Economic Security Act), federal net operating losses (NOL) incurred in taxable years ending after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

d.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

e.	As of December 31, 2021, Odysight.ai owed NIS 740 thousand, (approximately $229 thousand) in additional taxes to the Israel Tax Authority following a VAT audit in Israel for 2019-2021.

On November 18, 2021, Odysight.ai filed an appeal to the Israeli Tax Authority on the finding of the VAT audit.

Due to the uncertainty regarding the outcome of the appeal, the financial statements as of December 31, 2021 included a provision related to the additional taxes of $229 thousand, which was included in general and administrative expenses in the statement of operation report.

In July 2022, Odysight.ai reached an agreement with the Israeli Tax Authority, according to which the amount due in additional taxes was reduced to NIS 340 thousand (approximately $100 thousand).

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTIES:

a.	Related Parties Balances:

	December 31,
	2023	2022
	USD in thousands
Directors (directors’ accrued compensation)	31	48
Smartec R&D Ltd. (see note 8b)	10	10
	41	58

b.	During 2022 and 2023 the Company received development services from Smartec R&D Ltd., a company owned by the Company’s former CTO.

Total compensation for the fiscal years ended December 31, 2022 and December 31, 2023 was $117 thousands and $29 thousands, respectively.

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

a.	Private placement:

1.	On March 29, 2021, the Company issued to certain investors, including Arkin, a major stockholder of the Company, of which Mori Arkin, a director of the company, is the owner, 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consists of (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of Company common stock equal or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

2.	On March 16, 2023, the Company consummated a Stock Purchase Agreements for a private placement with (i) Moshe Arkin and (ii) The Phoenix Insurance Company Ltd. and Shotfut Menayot Israel – Phoenix Amitim, in connection with the sale and issuance of an aggregated amount of 3,294,117 units (collectively, the “Units”), at a purchase price of $4.25 per Unit, and for an aggregated purchase price of $14,000,000. Each Unit consists of: (i) one share of the Company’s common stock with par value of $0.001 per share (the “Common Stock”) and (ii) one warrant to purchase one share of Common Stock with an exercise price of $5.50 (the “Warrants”). The Warrants are immediately exercisable and will expire three years from the date of issuance and will be subject to customary adjustments.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY (continued):

Warrants:

As of December 31, 2023, the Company had the following outstanding warrants to purchase common stock:

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

During 2022, the Company granted 479,000 options pursuant to the Plan.

During 2023, the Company granted 986,000 options pursuant to the Plan

Options granted generally have a contractual term of seven years and vest over a period of three to four years.

NOTE 9 – EQUITY (continued):

Stock Option Activity

The following summarizes stock option activity:

	Amount of options	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$		$ in thousands
Outstanding - January 1, 2022	1,253,554	3.31	5.65	5,884
Granted	479,000	4.50	-	-
Forfeited	(172,514)	3.57	-	-
Outstanding - December 31, 2022	1,560,040	3.64	5.17	2,116

Granted	986,000	3.15	-	-
Forfeited	(90,971)	3.28	-	-
Outstanding - December 31, 2023	2,455,069	3.46	5.04	312

Options Exercisable - December 31, 2023	1,163,201	3.39	3.57	268

As of December 31, 2023, the aggregate intrinsic value of options granted is calculated as the difference between the exercise price and the closing price on the same date.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The weighted-average grant date fair value per option granted during the year ended December 31, 2023 was $2.37. The fair value of each award is estimated using Black-Scholes option-pricing model based on the following assumptions: based on underlying value of shares of $3, exercise price of $3-$4.5, expected volatility of 88%-90%, term of the options – 7 years and risk-free interest rate 3.93%-4.47%.

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

The unrecognized compensation expense calculated under the fair-value method for stock options expected to vest as of December 31, 2023 is approximately $1.93 million and is expected to be recognized over a weighted-average period of 1.38 years.

During 2023 and 2022 the Company’s Board of Directors authorized the grant of options to purchase 150,000 shares of common stock of the Company and 45,000 shares of common stock of the Company, respectively, to Prof. Goldwasser, the Chairman of the Board.

During 2023 the Company’s Board of Directors authorized the grant of options to purchase 260,000 shares of common stock of the Company to directors of the Company.

During 2023 and 2022 the Company’s Board of Directors authorized the grant of options to purchase 225,000 shares of common stock of the Company and 400,000 shares of common stock of the Company, respectively, to certain officers of the Company.

Compensation expense recorded by the Company in respect of its stock-based employees, directors and service providers compensation awards in accordance with ASC 718-10 for the year ended December 31, 2023 and 2022 amounted to $1,664 thousands and $1,638 thousands, respectively.

c.	Restricted stock unit (“RSU”) to employees and service providers:

During the year ended December 31, 2023, the Company granted 25,000 RSUs pursuant to the Plan.

Each RSU will vest based on continued service which is generally over three years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.

The cost of the benefit embodied in the RSU granted during 2023, based on their fair value as at the grant date, is estimated to be approximately $75 thousand. These amounts will be recognized in the statements of operations over the vesting period.

The following table summarizes RSU activity for December 31, 2023:

	Amount of RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)
		$
Outstanding - December 31, 2022	50,000	6.32	6.44
Granted	25,000	3	-
Forfeited	(7,501)	7.2
Vested	(27,914)	6.28	-
Unvested and Outstanding - December 31, 2023	39,585	4.08	6.30

The unrecognized compensation expense calculated under the fair-value method for RSUs expected to vest as of December 31, 2023 is approximately $70 thousand and is expected to be recognized over a weighted-average period of 1.15 years.

The following table sets forth the total stock-based payment expenses resulting from options and RSU granted, included in the statements of operation and comprehensive income:

	Year ended on December 31,
	2023	2022
	USD in thousands
Cost of revenues	22	29
Research and development	522	576
Sales and marketing expenses	126	130
General and administrative	994	903
Total expenses	1,664	1,638

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REVENUES AND ENTITY WIDE DISCLOSURES:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. The Company manages its business based on one operating segment, as described in Note 1.

a.	Disaggregation of revenue

	Year ended on December 31,
	2023	2022
	USD in thousands
Development Services (customer A) (*)	422	317
Products	2,611	348
Revenue	3,033	665

(*)

During the second quarter of 2022, the Company completed the development of to a customer-specific project for a Fortune 500 multinational healthcare corporation (“Customer A”) and moved from the development phase of the project to its production phase. As a result, during the year ended December 31, 2023, the Company recognized development services revenues and related development costs that had been previously deferred, in the amounts of $422 thousand and $239 thousand, respectively. The amounts were recognized based on the expected manufacturing term of the product, which the Company estimates at 7 years.

In addition, following the commencement of the production phase, the Company recognized product revenues of $2,514 thousands during the year ended December 31, 2023 from the sale of units of the product developed in the context of these development services.

b.	Revenues by geographical area (based on the location of customers)

The following is a summary of revenues within geographic areas:

	Year ended on December 31,
	2023	2022
	USD in thousands
United States	2,983	553
United Kingdom	4	65
Israel	27	-
Other	19	47
	3,033	665

c.	Major customers

Set forth below is a breakdown of Company’s revenue by major customers (major customer –revenues from these customers constituted at least 10% of total revenues in a certain year):

	Year ended on
	December 31,
	2023	2022
	USD in thousands
Customer A	2,977	538

Customer B	-	65

d.	Contract fulfillment assets and Contract liabilities:

	December 31,
	2023	2022
	USD in thousands
Contract fulfillment assets	1,256	1,495
Contract liabilities	2,322	3,644

Contract liabilities include deferred service and advance payments.

The change in contract fulfillment assets:

	December 31,
	2023	2022
	USD in thousands

Balance at beginning of year	1,495	1,675
Contract costs recognized during the period	(239)	(180)
Balance at end of year	1,256	1,495

The change in contract liabilities:

	December 31,
	2023	2022
	USD in thousands

Balance at beginning of year	3,644	2,420
Deferred revenue relating to new sales	-	1,613
Revenue recognized during the year	(1,322)	(389)
Balance at end of year	2,322	3,644

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be recognized as revenue in future periods. As of December 31, 2023, the total RPO amounted to $2.3 million, which the Company expects to recognize over the expected manufacturing term of the product under development.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LEASES

a.	Omer office space

In December 2020, Odysight.ai entered into a lease agreement for office space in Omer, Israel (“original space”), with the 36-month term for such agreement beginning on January 1, 2021. In March 2021, Odysight.ai entered into a lease agreement for additional office space in Omer, Israel (“additional space”), with the term for such agreement is ending December 31, 2023.

On June 25, 2023, Odysight.ai entered into an amendment to these agreements, pursuant to which the lease for the additional space will be shortened and end on June 30, 2023 and the lease for the original space will be extended for an additional five years until December 31, 2028. It was also agreed that Odysight.ai has an option to terminate the agreement for the original space after three years. Odysight.ai expect that the lease period will be three years.

Monthly lease payments under the agreement for the original space are approximately $7 thousand.

b.	Ramat Gan office space

In December 2022, Odysight.ai entered into a lease agreement for office space in Ramat Gan, Israel. The agreement is for 12 months beginning on December 14, 2022 and the Company has an option to extend the lease period for an additional one year. Monthly lease payments under the agreement are $3 thousand. The Company terminate the agreement after 12 months.

In May 2023, Odysight.ai entered into an additional lease agreement for office space in Ramat Gan, Israel. The agreement is for 48 months beginning on July 1, 2023 and the Company has an option to extend the lease period for an additional two years. The Company does not currently expect to extend the lease period. Monthly lease payments under the agreement are in the amount of approximately $25 thousand.

Odysight.ai subleases part of the additional office space in Ramat Gan to an unrelated third party for approximately $7 thousand per month.

In addition, the Company leases vehicles under various operating lease agreements.

 On December 31, 2023, the Group’s ROU assets and lease liabilities for operating leases totaled $1,380 thousand and $1,326 thousand, respectively.

 On December 31, 2022, the Group’s ROU assets and lease liabilities for operating leases totaled $307 thousand and $263 thousand, respectively.

Operating lease expenses were $403 thousand and $264 thousand for the years ended December 31, 2023 and 2022, respectively.

Supplemental cash flow information related to operating leases during the period presented was as follows:

	Year ended December 31,
	2023	2022
	USD in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	479	261

Lease term and discount rate related to operating leases as of the period presented were as follows:

	December 31,
	2023	2022
	USD in thousands
Weighted-average remaining lease term (in years)	0.89	0.84
Weighted-average discount rate- leases vehicles	6%	6%
Weighted-average discount rate- leases offices	12.8%	6%

The maturities of lease liabilities under operating leases as of December 31, 2023 are as follows:

USD in thousands
2024	572
2025	528
2026	403
2027	156
Total undiscounted lease payments	1,659
Less: Imputed interest	(333)
Total lease liabilities	1,326

NOTE 12 – RESEARCH AND DEVELOPMENT EXPENSES:

	Year ended December 31,
	2023	2022
	USD in thousands
Salaries and related expense	3,561	2,034
Stock-based compensation	521	576
Materials and subcontractors	767	1,030
Depreciation	164	163
Travel expenses	41	73
Vehicle expenses	110	75
Rent and maintenance and other expenses	438	246
	5,602	4,197

NOTE 13 – SALES AND MARKETING EXPENSES:

	Year ended December 31,
	2023	2022
	USD in thousands
Salaries and related expense	142	213
Stock-based compensation	126	132
Business development and marketing	667	323
Exhibitions	152	-
Vehicle expenses	15	22
Other expenses	7	9
	1,109	699

NOTE 14 – GENERAL AND ADMINISTRATIVE EXPENSES:

	Year ended December 31,
	2023	2022
	USD in thousands
Salaries and related expense	1,132	1,027
Stock-based compensation	994	903
Professional services	1,037	859
Patents	486	292
Depreciation	56	34
Insurance	182	337
Vehicle expenses	100	73
Rent and maintenance and other expenses	444	181
VAT provision (note 7e)	-	(129)
	4,431	3,577

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

During the year ended December 31, 2023 grants of $60 thousand recorded as cost of revenues in the consolidated statements.

NOTE 16 - SUBSEQUENT EVENTS:

On February 28, 2024, D. VIEW Ltd. was formed in the State of Israel, wholly owned by Odysight.ai Inc., to act as a local agent for the defense market in Israel.

