Form 10-Q
period 2024-03-31
Odysight.ai Inc.
filed 2024-05-15
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the registrant had 10,446,685 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2023 (filed on March 26, 2024) entitled “Risk Factors” as well as in our other public filings.

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

Item 1. Financial Statements

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

CONSOLIDATED ODYSIGHT.AI INC.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	7,362	8,945
Restricted cash	310	-
Short terms deposits	8,228	8,096
Accounts receivable	123	1,372
Inventory	604	504
Other current assets	562	432
Total current assets	17,189	19,349

NON-CURRENT ASSETS:
Contract fulfillment assets	1,196	1,256
Property and equipment, net	466	477
Operating lease right-of-use assets	1,327	1,380
Severance pay asset	267	271
Other non-current assets	96	96
Total non-current assets	3,352	3,480

TOTAL ASSETS	20,541	22,829

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2024	2023
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	399	287
Contract liabilities - short term	557	527
Operating lease liabilities - short term	472	470
Accrued compensation expenses	899	546
Related parties	39	41
Other current liabilities	304	211
Total current liabilities	2,670	2,082

NON-CURRENT LIABILITIES:
Contract liabilities - long term	1,690	1,795
Operating lease liabilities - long term	779	856
Liability for severance pay	257	261
Other non-current liabilities	-	28
Total non-current liabilities	2,726	2,940

TOTAL LIABILITIES	5,396	5,022

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023, 10,446,685 and 10,443,768 shares issued and outstanding as of March 31, 2024 and December 31, 2023 , respectively	10	10
Additional paid-in capital	52,504	52,004
Accumulated deficit	(37,369)	(34,207)
TOTAL SHAREHOLDERS’ EQUITY	15,145	17,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	20,541	22,829

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended
	March 31,
	2024	2023
	Unaudited
	USD in thousands (except per share data)

REVENUES	187	303
COST OF REVENUES	410	550
GROSS LOSS	(223)	(247)
RESEARCH AND DEVELOPMENT EXPENSES	1,567	1,398
SALES AND MARKETING EXPENSES	234	176
GENERAL AND ADMINISTRATIVE EXPENSES	1,340	958
OPERATING LOSS	(3,364)	(2,779)
OTHER INCOME	-	7
FINANCING INCOME, NET	202	86
NET LOSS	(3,162)	(2,686)

Net loss per ordinary share (basic and diluted, USD)	(0.30)	(0.37)
Weighted average ordinary shares (basic and diluted, in thousands)	10,445	7,276

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2024 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2024	10,444	$10	$52,004	$(34,207)	$17,807
Stock based compensation	-	-	500	-	500
Issuance of shares upon RSU vesting	3	*	(*)	-	-
Net loss	-	-	-	(3,162)	(3,162)
Balance at March 31, 2024	10,447	$10	$52,504	$(37,369)	$15,145

Three Months Ended March 31, 2023 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2023	7,122	$7	$36,541	$(24,762)	$11,786
Stock based compensation	-	-	348	-	348
Issuance of shares upon RSU vesting	17	*	(*)	-	-
Issuance of shares and warrants	3,294	3	13,924	-	13,927
Net loss	-	-	-	(2,686)	(2,686)
Balance at March 31, 2023	10,433	$10	$50,813	$(27,448)	$23,375

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

*	Represents an amount less than $1 thousand

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2024	2023
	Unaudited
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,162)	(2,686)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	33	155
Stock based compensation	500	348
Severance pay asset and liability	-	54
Interest and exchange differences from operating lease liability	(17)	(9)
Loss from exchange differences on cash and cash equivalents	21	4
Interest income in respect of deposits	(132)	42

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Decrease (increase) in accounts receivable	1,249	(1)
Increase in inventory	(100)	(63)
Decrease in operating lease liability	(114)	(48)
Decrease in ROU asset	109	44
Increase in current and non-current other assets	(130)	(283)
Increase in account payables	112	68
Decrease in related parties	(2)	(50)
Decrease in contract fulfillment assets	60	60
Decrease in current and non-current contract liabilities	(75)	(228)
Increase (decrease) in accrued compensation expenses	353	(63)
Increase in current and non-current other liabilities	65	182
Net cash flows used in operating activities	(1,230)	(2,474)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(22)	(15)
Withdrawal of short terms deposits	-	3,000
Investment in short term deposits	-	(15,000)
Net cash flows used in investing activities	(22)	(12,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants (issuance expenses)	-	13,977
Net cash flows provided (used in) by financing activities	-	13,977

DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,252)	(512)
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	8,945	10,099
LOSS FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(21)	(4)
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	7,672	9,583

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Non cash activities -

	Three months ended March 31,
	2024	2023
	Unaudited
	USD in thousands

Right-of-use assets obtained in exchange for operating lease liabilities	87	83
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(31)	-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.

Odysight.ai Inc (the “Company”), formerly known as ScoutCam Inc., was incorporated under the laws of the State of Nevada on March 22, 2013.

The Company’s wholly owned subsidiary, Odysight.ai Ltd (“Odysight.ai”), formerly known as ScoutCam Ltd., was incorporated in the State of Israel on January 3, 2019, and was merged into the Company on December 31, 2019 in a share exchange transaction, following which the surviving operations of the merged entity were the operations of Odysight.ai. On February 28, 2024, D. VIEW Ltd., a wholly owned subsidiary of the Company, was incorporated in the state of the Israel to act as a local agent for the defense market in Israel.

The Company, through its subsidiaries, provides image-based platforms. Through the use of its proprietary visualization technology, the Company offers solutions across predictive maintenance and condition-based monitoring markets, in sectors such as energy, automotive and aviation. The Company’s solutions are based on small and highly resilient cameras, specialized AI analysis and supplementary technologies. Some of the Company’s products utilize micro visualization technology in medical devices for minimally invasive medical procedures.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.	Since incorporation of Odysight.ai and through March 31, 2024, the Company accumulated a deficit of approximately $37.4 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these Consolidated Financial Statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding in order to continue its future operations until becoming profitable.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

In May 2023, Odysight.ai entered into a lease agreement for office space in Ramat Gan, Israel. The agreement is for 48 months beginning on July 1, 2023 and the Company has an option to extend the lease period for an additional two years. The Company does not currently expect to extend the lease period. Monthly lease payments under the agreement are in the amount of approximately $25 thousand.

Odysight.ai subleases part of the office space in Ramat Gan to a third party for approximately $7 thousand per month.

c.	The Company leases vehicles under various operating lease agreements.

Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
	2024	2023
	USD in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	151	57

As of March 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 0.89 years and a weighted average discount rate of 6% for vehicles and 12.8% for offices.

The maturities of lease liabilities under operating leases as of March 31, 2024 are as follows:

Operating leases
USD in thousands

Remainder of 2024	433
2025	539
2026	421
2027	154
Total future lease payments	1,547
Less imputed interest	(296)
Total lease liability balance	1,251

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY:

a.	Private Placement
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

2.	On March 16, 2023, the Company consummated Stock Purchase Agreements for a private placement with (i) Moshe Arkin and (ii) The Phoenix Insurance Company Ltd. and Shotfut Menayot Israel – Phoenix Amitim, in connection with the sale and issuance of an aggregated amount of 3,294,117 units (collectively, the “Units”), at a purchase price of $4.25 per Unit, and for an aggregated purchase price of $14,000,000. Each Unit consists of: (i) one share of the Company’s common stock with par value of $0.001 per share (the “Common Stock”) and (ii) one warrant to purchase one share of Common Stock with an exercise price of $5.50 (the “Warrants”). The Warrants are immediately exercisable and will expire three years from the date of issuance and will be subject to customary adjustments.

Warrants:

As of March 31, 2024, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

March 2021 Warrant	March 29, 2021	March 31, 2026	10.35	2,469,156
March 2023 Warrant	March 27, 2023	March 26, 2026	5.50	3,294,117
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

Stock option activity:

The following table summarizes stock option activity for the three months ended March 31, 2024:

	For the Three months ended March 31, 2024
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	2,455,069	3.46
Granted	-	-
Forfeited	-	-
Outstanding at end of period	2,455,069	3.46

Vested at end of period	1,245,669	3.46

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

The following table summarizes RSU activity for the three months ended March 31, 2024:

	For the Three months ended March 31, 2024
	Amount of RSUs	Weighted Average Grant Date Fair Value per Share
		$
Outstanding at beginning of period	39,585	4.08
Granted	-	-
Forfeited	-	-
Vested	(2,917)	5.94
Unvested and Outstanding at end of period	36,668	3.94

The following table sets forth the total stock-based payment expenses resulting from options and RSUs granted, included in the statements of operation and comprehensive income:

	Three months ended March 31,
	2024	2023
	USD in thousands
Cost of revenues	9	3
Research and development	135	140
Sales and marketing expenses	50	41
General and administrative	306	164
Total expenses	500	348

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Disaggregation of revenue

	Three months ended March 31,
	2024	2023
	USD in thousands
Development Services (customer A) (*)	106	106
Products	81	197
Revenue	187	303

(*)	During the second quarter of 2022, the Company completed the development of to a customer-specific project for a Fortune 500 multinational healthcare corporation (“Customer A”) and moved from the development phase of the project to its production phase. As a result, during the three months ended March 31, 2024, the Company recognized development services revenues and related development costs that had been previously deferred, in the amounts of $106 thousand and $60 thousand, respectively. The amounts were recognized based on the expected manufacturing term of the product, which the Company estimates at seven years.

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023
	USD in thousands
Contract fulfillment assets	1,196	1,256
Contract liabilities	2,247	2,322

Contract liabilities include deferred service and advance payments.

The change in contract fulfillment assets:

	March 31,	December 31,
	2024	2023
	USD in thousands
Balance at beginning of period	1,256	1,495
Contract costs recognized during the period	(60)	(239)
Balance at end of period	1,196	1,256

The change in contract liabilities:

	March 31,	December 31,
	2024	2023
	USD in thousands
Balance at beginning of period	2,322	3,644
Revenue recognized during the period	(75)	(1,322)
Balance at end of period	2,247	2,322

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2024, the total RPO amounted to $2.2 million, which the Company expects to recognize over the expected manufacturing term of the product.

NOTE 6 – INVENTORY:

Composed as follows:

	March 31,	December 31,
	2024	2023
	USD in thousands
Raw materials and supplies	441	445
Work in progress	50	34
Finished goods	113	25
	604	504

During the period ended March 31, 2024, no impairment occurred.

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

NOTE 8 – RELATED PARTIES

a.	Balances with related parties:

	March 31, 2024	December 31, 2023
	USD in thousands
Directors (directors’ accrued compensation)	39	31
Smartec R&D Ltd. (see b below)	-	10
	39	41

b.	During the three months ended March 31, 2023, the Company received development services from Smartec R&D Ltd., a company owned by the Company’s former CTO.

Total compensation during the three months ended March 31, 2023 was approximately $29 thousand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Overview

The Company’s primary business activities during last few months were enlarging our focus on R&D activities in the domain of I4.0 (including PdM and CBM in sectors such as aerospace, maritime energy and other heavy machinery, engines and complicated mechanics which have a need for monitoring and predictive maintenance applications). The main effect of this activity was an increase in the number of employees to enable the Company to manage the anticipated increased workload and solution development.

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months period ended March 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	2024	2023	% Change
Revenues	187,000	303,000	(38)%
Cost of Revenues	410,000	550,000	(25)%
Gross Loss	(223,000)	(247,000)	(10)%
Research and development expenses	1,567,000	1,398,000	12%
Sales and marketing expense	234,000	176,000	33%
General and administrative expenses	1,340,000	958,000	40%
Operating Loss	(3,364,000)	(2,779,000)	21%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the three months ended March 31, 2024, we generated revenues of $187,000, a decrease of $116,000, or 38%, from the three months ended March 31, 2023 revenues.

The decrease in revenues was primarily caused by a decrease in unit sales. Total revenues recorded from our miniature camera solution with a Fortune 500 multinational healthcare corporation for the three months ended March 31, 2024 amounted to approximately $106,000 compared to $288,000 for the three months ended March 31, 2023.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel including warehouse personnel costs, certain allocated facilities, and expenses associated with logistics and quality control.

Cost of revenues for the three months ended March 31, 2024 was $410,000, a decrease of $140,000, or 25%, compared to cost of revenues of $550,000 for the three months ended March 31, 2023.

The decrease was primarily due to a decrease in the number of products sold and supplied to the Fortune 500 company.

Gross Loss

Gross loss for the three months ended March 31, 2024 was $223,000, a decrease of $24,000, or 10%, compared to gross loss of $247,000 for the three months ended March 31, 2023.

The decrease was primarily due to decrease in revenues partially offset by decrease in cost of revenues, as described above.

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

Research and development expenses for the three months ended March 31, 2024 were $1,567,000, an increase of $169,000, or 12%, compared to $1,398,000 for the three months ended March 31, 2023.

The increase was primarily due to an increase in payroll expenses for additional employee recruitment, as result of enlarging our focus on R&D activities in the domain of I4.0.

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

Sales and marketing expenses for the three months ended March 31, 2024 were $234,000, an increase of $58,000, or 33%, compared to $176,000 for the three months ended March 31, 2023.

The increase was primarily due to an increase in payroll expenses for additional employee recruitment.

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

General and administrative expenses for the three months ended March 31, 2024 were $1,340,000, an increase of $382,000, or 40%, compared to $958,000 for the three months ended March 31, 2023.

The decrease was primarily due to:

- an increase in patent related expenses due to maintenance, defense, and commercialization efforts involving existing patents;

- an increase in professional services expenses due to the hiring of a financial consultant, IR consultant, HR consultant and the appointment of new directors; and

- an increase in rent and maintenance, due to our new offices in Ramat Gan.

Operating loss

We incurred an operating loss of $3,364,000 for the three months ended March 31, 2024, an increase of $585,000, or 21%, compared to operating loss of $2,779,000 for the three months ended March 31, 2023.

The increase in operating loss was primarily due to an increase in expenses related to research and development, sales and marketing expenses and general and administrative expenses, each as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended March 31,
	2024	2023
Cash used in Operating Activity	(1,230,000)	(2,474,000)
Cash used in Investing Activity	(22,000)	(12,015,000)
Cash provided by Financing Activity	-	13,977,000

Operating Activities

Our primary uses of cash from operating activities have been for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services cost and costs related to our facilities. We expect that our cash flows from operating activities will continue to increase due to an expected increase in the expenses of our business and our working capital requirements.

During the three months ended March 31, 2024, cash used in operating activities was $1.2 million, consisting of net loss of $3.1 million, a non-cash benefit of $0.4 million and a favorable net change in operating assets and liabilities of $1.5 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash flows from changes in account receivable.

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

Investing Activities

During the three months ended March 31, 2024, cash used in investing activities was $22,000, consisting of purchase of property and equipment ..

During the three months ended March 31, 2023, cash used in investing activities was $12 million, consisting mainly of investment, net on short-term deposits.

Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was $14 million, consisting of cash proceeds from issuance of shares and warrants.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $7.4 million and short-term deposits of $8.2 million compared to cash and cash equivalents of $8.9 million and short-term deposits of $8.1 million as of December 31, 2023. In addition, as of March 31, 2024, we incurred an accumulated deficit of $37.4 million compared to $34.2 million as of December 31, 2023.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the information set forth in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31,2023 as filed with the SEC on March 26, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities in addition to the sales disclosed under Form 8-K as filed with the SEC during the recent fiscal quarter ended March 31, 2024.

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

Date: May 15, 2024	ODYSIGHT.AI INC.

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
Odysight.ai.Inc

	By:	/s/ Einav Brenner
	Name:	Einav Brenner
	Title:	Chief Financial Officer
Odysight.ai Inc

-24-