Form 10-Q
period 2024-06-30
Odysight.ai Inc.
filed 2024-08-14
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 12,602,516 shares of common stock, par value $0.001 of the registrant issued and outstanding.

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

Item 1. Financial Statements

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

CONSOLIDATED ODYSIGHT.AI INC.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	13,238	8,945
Restricted cash	314	-
Short terms deposits	-	8,096
Accounts receivable	758	1,372
Inventory	439	504
Other current assets	657	432
Total current assets	15,406	19,349

NON-CURRENT ASSETS:
Contract fulfillment assets	1,136	1,256
Property and equipment, net	443	477
Operating lease right-of-use assets	1,218	1,380
Severance pay asset	275	271
Other non-current assets	96	96
Total non-current assets	3,168	3,480

TOTAL ASSETS	18,574	22,829

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2024	December 31, 2023
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	292	287
Contract liabilities - short term	611	527
Operating lease liabilities - short term	454	470
Accrued compensation expenses	965	546
Related parties	42	41
Other current liabilities	279	211
Total current liabilities	2,643	2,082

NON-CURRENT LIABILITIES:
Contract liabilities - long term	1,584	1,795
Operating lease liabilities - long term	669	856
Liability for severance pay	252	261
Other non-current liabilities	-	28
Total non-current liabilities	2,505	2,940

TOTAL LIABILITIES	5,148	5,022

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2024, and December 31, 2023, 10,457,933 and 10,443,768 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	52,967	52,004
Accumulated deficit	(39,551)	(34,207)
TOTAL SHAREHOLDERS’ EQUITY	13,426	17,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	18,574	22,829

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	Unaudited
	USD in thousands

REVENUES	1,368	977	1,181	674
COST OF REVENUES	1,077	1,327	667	777
GROSS PROFIT (LOSS)	291	(350)	514	(103)
RESEARCH AND DEVELOPMENT EXPENSES	2,975	2,753	1,408	1,355
SALES AND MARKETING EXPENSES	459	669	225	493
GENERAL AND ADMINISTRATIVE EXPENSES	2,585	2,126	1,245	1,168
OPERATING LOSS	(5,728)	(5,898)	(2,364)	(3,119)
OTHER INCOME	-	10	-	3
FINANCING INCOME, NET	384	326	182	240
NET LOSS	(5,344)	(5,562)	(2,182)	(2,876)
Net loss per ordinary share (basic and diluted, USD)	(0.51)	(0.63)	(0.21)	(0.28)
Weighted average ordinary shares (basic and diluted, in thousands)	10,447	8,864	10,449	10,435

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2024 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance as of January 1, 2024	10,444	$10	$52,004	$(34,207)	$17,807
Stock based compensation	-	-	963	-	963
Issuance of shares upon RSU vesting	14	*	(*)	-	-
Net loss	-	-	-	(5,344)	(5,344)
Balance as of June 30, 2024	10,458	$10	$52,967	$(39,551)	$13,426

Three Months Ended June 30, 2024 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance as of April 1, 2024	10,447	$10	$52,504	$(37,369)	$15,145
Stock based compensation	-	-	463	-	463
Issuance of shares upon RSU vesting	11	*	(*)	-	-
Net loss	-	-	-	(2,182)	(2,182)
Balance as of June 30, 2024	10,458	$10	$52,967	$(39,551)	$13,426

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Six Months Ended June 30, 2023 (Unaudited)

			Additional			Total
	Common Stock		paid-in		Accumulated	Shareholders’
	Number	Amount	capital		deficit	equity
	In thousands	USD in thousands

Balance as of January 1, 2023	7,122	$7	$36,541		$(24,762)	$11,786
Stock based compensation	-	-	685		-	685
Issuance of shares upon RSU vesting	21	*	(*	)	-	-
Issuance of shares and warrants	3,294	3	13,884		-	13,887
Net loss	-	-	-		(5,562)	(5,562)
Balance as of June 30, 2023	10,437	$10	$51,110		$(30,324)	$20,796

Three Months Ended June 30, 2023 (Unaudited)

			Additional			Total
	Ordinary shares		paid-in		Accumulated	Shareholders’
	Number	Amount	capital		deficit	Equity
	In thousands	USD in thousands
Balance as of April 1, 2023	10,433	$10	$50,813		$(27,448)	$23,375
Stock based compensation	-	-	337		-	337
Issuance of shares upon RSU vesting	4	*	(*	)	-	-
Issuance expenses	-	-	(40)		-	(40)
Net loss	-	-	-		(2,876)	(2,876)
Balance as of June 30, 2023	10,437	$10	$51,110		$(30,324)	$20,796

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,344)	(5,562)	(2,182)	(2,876)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	64	192	31	37
Stock based compensation	963	685	463	337
Severance pay asset and liability	(13)	54	(13)	-
Interest and exchange differences from operating lease liability	(42)	(22)	(25)	(13)
Loss from exchange differences on cash and cash equivalents	40	53	19	49
Interest income in respect of deposits	96	(189)	228	(231)

Changes in operating assets and liability items:
Decrease (increase) in accounts receivable	614	(98)	(635)	(97)
Decrease (Increase) in inventory	65	(94)	165	(31)
Decrease in operating lease liability	(226)	(110)	(112)	(62)
Decrease in right-of-use asset	227	94	118	50
Increase in other current and non-current assets	(225)	(387)	(95)	(104)
Increase (decrease) in account payable	5	477	(107)	409
Increase (decrease) in related parties	1	(11)	3	39
Decrease in contract fulfillment assets	120	119	60	59
Decrease in current and non-current contract liabilities	(127)	(683)	(52)	(455)
Increase in accrued compensation expenses	419	89	66	152
Increase (decrease) in other current and non-current liabilities	40	310	(25)	128
Net cash flows used in operating activities	(3,323)	(5,083)	(2,093)	(2,609)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(30)	(57)	(8)	(42)
Withdrawal of short terms deposits	8,000	3,000	8,000	-
Investment in short term deposits	-	(18,500)	-	(3,500)
Net cash flows provided by (used in) investing activities	7,970	(15,557)	7,992	(3,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	-	13,913	-	(64)
Net cash flows provided by (used in) financing activities	-	13,913	-	(64)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,647	(6,727)	5,899	(6,215)
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	8,945	10,099	7,672	9,583
LOSS FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(40)	(53)	(19)	(49)
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	13,552	3,319	13,552	3,319

Non-cash activities -

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	Unaudited
	USD in thousands

Right-of-use assets obtained in exchange for operating lease liabilities	120	465	33	382
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(55)	(25)	(24)	(25)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.

Odysight.ai Inc (the “Company”), formerly known as ScoutCam Inc., was incorporated under the laws of the State of Nevada on March 22, 2013.

The Company’s wholly owned subsidiary, Odysight.ai Ltd (“Odysight.ai”), formerly known as ScoutCam Ltd., was incorporated in the State of Israel on January 3, 2019, and was merged into the Company on December 31, 2019, in a share exchange transaction, following which the surviving operations of the merged entity were the operations of Odysight.ai. On February 28, 2024, D. VIEW Ltd., a wholly owned subsidiary of the Company, was incorporated in the state of the Israel to act as a local representative for the defense market in Israel.

The Company, through its subsidiaries, is pioneering solutions for the Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) markets with its visualization and AI platform. The Company’s video sensor-based platform provides solutions for critical systems in the aviation, transportation, and energy industries. Its video-based sensors, embedded software, and AI algorithms are deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases and allow maintenance and operations teams visibility into areas which are inaccessible under normal operation, or where the operating ambience is not suitable for continuous real-time monitoring. Some of the Company’s products utilize micro visualization technology in medical devices for minimally invasive medical procedures.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.	Since the incorporation of Odysight.ai and through June 30, 2024, the Company accumulated a deficit of approximately $39.5 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources as of June 30, 2024, as well as its proceeds from issuance of common stock in the private offering as detailed in Note 10, will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these Consolidated Financial Statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding in order to continue its future operations until becoming profitable.

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

c. Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, deferred taxes, inventory impairment and stock-based compensation, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from those estimates.

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

On June 25, 2023, Odysight.ai entered into an amendment to these agreements, pursuant to which the lease for the additional space will be shortened and end on June 30, 2023, and the lease for the original space will be extended for an additional five years until December 31, 2028. It was also agreed that Odysight.ai has an option to terminate the agreement for the original space after three years. Odysight.ai expects that the lease period for the original space will be three years.

Monthly lease payments under the agreement for the original space are approximately $7 thousand.

b.	Ramat Gan office space

In May 2023, Odysight.ai entered into a lease agreement for office space in Ramat Gan, Israel. The agreement is for 48 months beginning on July 1, 2023, and the Company has an option to extend the lease period for an additional two years. The Company does not currently expect to extend the lease period. Monthly lease payments under the agreement are in the amount of approximately $25 thousand.

Odysight.ai subleases part of the office space in Ramat Gan to a third party for approximately $7 thousand per month.

c.	The Company leases vehicles under various operating lease agreements.

Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	Unaudited
	USD in thousands

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	297	119	146	59

As of June 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 0.86 years and a weighted average discount rate of 6% for vehicles and 12.8% for offices.

The maturities of lease liabilities under operating leases as of June 30, 2024, are as follows:

Operating leases
USD in thousands
Remainder of 2024	281
2025	526
2026	423
2027	151
Total future lease payments	1,381
Less imputed interest	(258)
Total lease liability balance	1,123

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY:

a.	Private Placement
1.

On March 29, 2021, the Company issued to certain investors, including Moshe (Mori) Arkin, a major stockholder and director of the Company, 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consists of (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of Company common stock equal or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

2.	On March 16, 2023, the Company consummated Stock Purchase Agreements for a private placement with (i) Moshe (Mori) Arkin and (ii) The Phoenix Insurance Company Ltd. and Shotfut Menayot Israel – Phoenix Amitim, in connection with the sale and issuance of an aggregate amount of 3,294,117 units (collectively, the “Units”), at a purchase price of $4.25 per Unit, and for an aggregate purchase price of $14,000,000. Each Unit consists of: (i) one share of the Company’s common stock with par value of $0.001 per share (the “Common Stock”) and (ii) one warrant to purchase one share of Common Stock with an exercise price of $5.50 (the “Warrants”). The Warrants are immediately exercisable, expire three years from the date of issuance and are subject to customary adjustments.

Warrants:

As of June 30, 2024, the Company had the following outstanding warrants to purchase common stock:

			Exercise Price	Number of
	Issuance	Expiration	Per Share	Underlying
Warrant	Date	Date	($)	Common Stocks

March 2021 Warrants	March 29, 2021	March 31, 2026	10.35	2,469,156
March 2023 Warrants	March 27, 2023	March 26, 2026	5.50	3,294,117
				5,763,273

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

b.	Stock-based compensation to employees, directors and service providers:

In February 2020, the Company’s Board of Directors approved the 2020 Share Incentive Plan (the “2020 Plan”).

The 2020 Plan initially included a pool of 580,890 shares of common stock for grant to Company employees, consultants, directors and other service providers. On March 15, 2020, the Company’s Board of Directors approved an increase to the 2020 Plan’s option pool by an additional 64,099 shares of common stock. On June 22, 2020, the Company’s Board of Directors approved an increase to the 2020 Plan’s option pool by an additional 401,950 shares of common stock. During the second quarter of 2021, the Company’s Board of Directors approved an increase to the 2020 Plan’s option pool by an additional 777,778 shares of common stock. During the first quarter of 2023, the Company’s Board of Directors approved an increase to the 2020 Plan’s option pool by an additional 1,000,000 shares of common stock.

In June 2024, the Company’s Board of Directors approved the 2024 Share Incentive Plan (the “2024 Plan”).

The 2024 Plan initially included a pool of 234,484 shares of common stock, representing the number of shares remaining available for grant under the 2020 Plan. These shares are available for future grant to Company employees, consultants, directors and other service providers. Shares that were subject to awards granted under either the 2020 Plan or the 2024 Plan that have expired or was cancelled or become un-exercisable for any reason without having been exercised in full shall become available for future grant under the 2024 Plan.

The 2020 Plan and 2024 Plan provides for the grant of stock options (including incentive stock options and nonqualified stock options), shares of Common Stock, restricted shares, restricted share units, and other share-based awards.

Stock option activity:

In June 2024, the Company granted 91,000 options pursuant to the 2020 Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Six months ended
June 30, 2024
Underlying value of ordinary shares ($)	5.55
Exercise price ($)	4.50
Expected volatility (%)	101.39%
Term of the options (years)	7
Risk-free interest rate	4.23%

The cost of the benefit embodied in the options granted during the six months ended June 30, 2024, based on their fair value as of the grant date, is estimated to be approximately $435 thousand. These amounts will be recognized in the statements of operations and comprehensive income over the vesting period.

The following table summarizes stock option activity for the six months ended June 30, 2024:

	For the
	Six months ended
	June 30, 2024
		Weighted
		average
	Number of	exercise
	Options	price
		$
Outstanding at beginning of period	2,455,069	3.46
Granted	91,000	4.5
Forfeited	(23,335)	3
Outstanding at end of period	2,522,734	3.5

Vested at end of period	1,341,218	3.49

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – EQUITY (continued):

Restricted stock unit (“RSU”) activity

The Company granted RSUs to its employees and service provider pursuant to the 2020 Plan.

Each RSU will vest based on continued service which is generally over three years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.

The following table summarizes RSU activity for the six months ended June 30, 2024:

	For the
	Six months ended
	June 30, 2024
		Weighted Average
	Number of	Grant Date Fair Value
	RSUs	per Share
		$
Outstanding at beginning of period	39,585	4.08
Granted	-	-
Forfeited	-	-
Vested	(14,165)	4.21
Unvested and Outstanding at end of period	25,420	4.01

The following table sets forth the total stock-based payment expenses resulting from options and RSUs granted, included in the statements of operation and comprehensive income:

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	Unaudited
	USD in thousands

Cost of revenues	17	5	8	2
Research and development	225	265	90	125
Sales and marketing expenses	95	62	45	21
General and administrative	626	353	320	189
Total expenses	963	685	463	337

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – REVENUES:

Disaggregation of revenue

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023
	USD in thousands		USD in thousands
Development Services (*)	211	211	105	105
Products	1,157	766	1,076	569
Total Revenues	1,368	977	1,181	674

(*)

During the second quarter of 2022, the Company completed the development of a customer-specific project for a Fortune 500 multinational healthcare corporation and moved from the development phase of the project to its production phase. As a result, during the six months ended June 30, 2024, the Company recognized development services revenues in the amount of $211 thousand and related development costs previously deferred in the amount of $120 thousand. The amounts were recognized based on the expected manufacturing term of the product, which the Company estimates at seven years.

In addition, the Company recognized product revenues of $986 thousand during the six months ended June 2024 from the sale of units of the product developed in the context of these development services.

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of June 30, 2024, and December 31, 2023, were as follows:

	June 30,	December 31,
	2024	2023
	USD in thousands
Contract fulfillment assets	1,136	1,256
Contract liabilities	2,195	2,322

Contract liabilities include deferred service and advance payments.

The change in contract fulfillment assets:

	June 30,	December 31,
	2024	2023
	USD in thousands
Balance at beginning of the period	1,256	1,495
Contract costs recognized during the period	(120)	(239)
Balance at end of the period	1,136	1,256

The change in contract liabilities:

	June 30,	December 31,
	2024	2023
	USD in thousands
Balance at beginning of the period	2,322	3,644
Revenue deferred during the period	161	-
Revenue recognized during the period	(288)	(1,322)
Balance at end of the period	2,195	2,322

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2024, the total RPO amounted to $2.2 million, which the Company expects to recognize over the expected manufacturing term of the product.

NOTE 6 – ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORY:

Composed as follows:

	June 30,	December 31,
	2024	2023
	USD in thousands
Raw materials and supplies	252	445
Work in progress	184	34
Finished goods	3	25
	439	504

During the period ended June 30, 2024, no impairment occurred.

NOTE 7 – LOSS PER SHARE

Basic loss per share is computed by dividing the net loss attributable to ordinary shareholders of the Company by the weighted average number of ordinary shares as described below.

In computing the Company’s diluted loss per share, the numerator used in the basic loss per share computation is adjusted for the dilutive effect, if any, of the Company’s potential shares of common stock. The denominator for diluted loss per share is a computation of the weighted-average number of ordinary shares and the potential dilutive ordinary shares outstanding during the period.

NOTE 8 – RELATED PARTIES

a.	Balances with related parties:

	June 30, 2024	December 31, 2023
	USD in thousands
Directors (directors’ accrued compensation)	42	31
Smartec R&D Ltd. (see b below)	-	10
	42	41

b.	During six months ended June 30, 2023, the Company received development services from Smartec R&D Ltd., a company owned by the Company’s former CTO.

Total compensation paid to Smartec R&E Ltd. during the six months ended June 30, 2023, was approximately $29 thousand.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On April 2023, the Company received approval from the Israel Innovation Authority (previously the Office of the Chief Scientist) (the “IIA”) to support and enhance the Company’s production line and capabilities in the next 24 months until April 2025. Pursuant to the agreement with an IIA relating to the program, the Company is required to pay royalties of 3% to the IIA up to the amount of IIA funding received and the accrued interest repayment of the grant is contingent upon the Company successfully completing its enhancement plans and generating sales from the enhancements preformed. The Company has no obligation to repay these grants if its enhancement plans are not completed or aborted or if it generates no sales.

NOTE 10 – SUBSEQUENT EVENTS

On July 16, 2024, the Company issued 2,144,583 shares of its Common Stock in consideration for a purchase price of $4.80 per share to new and existing investors, including Moshe (Mori) Arkin, who currently serves as a director on our board of directors, and The Phoenix Holdings, through Phoenix Insurance and Phoenix Amitim (the “2024 Private Placement”). The Company raised approximately $10.3 million in the 2024 Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2023, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Overview

The Company’s primary business activity during last few months was enlarging our focus on R&D activities in the domain of I4.0 (including PdM and CBM in sectors such as aerospace, maritime energy and other heavy machinery, engines and complicated mechanics which have a need for monitoring and predictive maintenance applications). The main effect of this activity was to enable the Company to accelerate its growth and support the anticipated increased workload and solution development requirements.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months period ended June 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Six months ended June 30,
	2024	2023	% Change
Revenues	1,368,000	977,000	40%
Cost of Revenues	1,077,000	1,327,000	(19)%
Gross Profit (Loss)	291,000	(350,000)
Research and development expenses	2,975,000	2,753,000	8%
Sales and marketing expense	459,000	669,000	(31)%
General and administrative expenses	2,585,000	2,126,000	22%
Operating Loss	(5,728,000)	(5,898,000)	(3)%

Revenues

For the six months ended June 30, 2024, we generated revenues of $1,368,000, an increase of $391,000, or 40%, as compared to the six months ended June 30, 2023.

The increase in revenues was primarily attributable to the increase in revenues from a Fortune 500 multinational healthcare corporation, as well as recognition of revenues from Industry 4.0.

The increase in revenues from a Fortune 500 multinational healthcare corporation (see note 5 to our interim financial statements) due to:

-	an increase in the number of units sold and supplied to the customer during the six months ended June 30, 2024, and
-	formalization of negotiations with the customer, following which the sale price per unit increased significantly compared to the previous price.

A substantial portion of our current revenue comes from a limited number of customers.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel, certain allocated expenses related to facilities, logistics and quality control.

Cost of revenues for the six months ended June 30, 2024, was $1,077,000, a decrease of $250,000, or 19%, compared to cost of revenues of $1,327,000 for the six months ended June 30, 2023.

This decrease was primarily attributed to a reduction in the price of certain materials and improvements in the production process. These savings were partially offset by the increase in number of units sold and supplied to a Fortune 500 multinational healthcare corporation.

Gross Profit (Loss)

Gross profit for the six months ended June 30, 2024, was $291,000. Gross loss for the six months ended June 30, 2023, was $350,000.

The change was due to both increase in revenues and decrease in cost of revenues, as described above.

The transition from a gross loss to a gross profit is attributable to:

-	formalization of negotiations with the Fortune 500 multinational healthcare corporation, following which the unit price experienced a substantial increase compared to its previous rate;
-	an increase in the number of units sold and supplied to the customer during the six months ended June 30, 2024, and
-	reduction in the price of certain materials and improvements in the production process

Research and Development Expenses

Research and development efforts are focused on new products development, as well as developing and enhancing functionality for our existing products. These expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for personnel engaged in research and development functions, consulting, and professional fees related to research and development activities, prototype materials, facility costs, and other allocated expenses, including costs related to rent and maintenance of our facility, utilities, depreciation, and other supplies. We expense research and development costs as incurred.

Research and development expenses for the six months ended June 30, 2024, were $2,975,000, an increase of $222,000, or 8%, compared to $2,753,000 for the six months ended June 30, 2023.

The increase was primarily attributable to an increase in payroll and related expenses for new employees’ recruitment.

We expect that our research and development expenses will increase as we continue to develop and improve our products and services in the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll and related expenses, consulting services, promotional materials, exhibitions, demonstration equipment, and certain allocated facility infrastructure costs.

Sales and marketing expenses for the six months ended June 30, 2024, were $459,000, a decrease of $210,000, or 31%, compared to $669,000 for the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company incurred significant expenses related to rebranding activities. These activities included costs associated, inter alia, with altering the Company’s name, design of a new logo and the creation of new promotional materials. Additionally, the Company participated in the Paris Air Show in June 2023, the world’s premier and largest event dedicated to the aviation and space industry.

We expect that our selling and marketing expenses will increase as we expand our commercial activity in the I4.0 domain.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll and other related costs, including stock-based compensation. General and administrative expenses also include direct and allocated cost, such as facility-related costs, professional fees, legal, patent, investors and public relations, accounting, auditing, tax services, and insurance costs.

General and administrative expenses for the six months ended June 30, 2024, were $2,585,000, an increase of $459,000, or 22%, compared to $2,126,000 for the six months ended June 30, 2023.

The increase was primarily due to:

- an increase in professional services expenses due to the hiring of a financial consultant, IR consultant, HR consultant and the appointment of new directors; and

- an increase in stock-based compensation due to new options grants.

Operating loss

We incurred an operating loss of $5,728,000 for the six months ended June 30, 2024, a decrease of $170,000, or 3%, compared to operating loss of $5,898,000 for the six months ended June 30, 2023.

The decrease in operating loss was primarily due to an increase in gross profit and a decrease in sales and marketing expenses, partially offset by increase in expenses related to research and development and general and administrative expenses, each as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Six month ended June 30,
	2024	2023
Cash used in Operating Activity	(3,323,000)	(5,083,000)
Cash provided by (used in) Investing Activity	7,970,000	(15,557,000)
Cash provided by Financing Activity	-	13,913,000

Operating Activities

Our primary uses of cash from operating activities have been for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services costs and costs related to our facilities. We expect that cash flows related to our operating activities will continue to increase as our business and our working capital requirements grow.

During the six months ended June 30, 2024, cash used in operating activities was $3.3 million, consisting of net loss of $5.3 million, partially offset by an unfavourable net change in operating assets and liabilities of $0.9 million and a non-cash benefit of $1.1 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in accounts receivable and accrued compensation expenses, partially offset by outflows from changes in current and non-current other assets.

During the six months ended June 30, 2023, cash used in operating activities was $5.1 million, consisting of net loss of $5.5 million, an unfavourable net change in operating assets and liabilities of $0.3 million, partially offset by a non-cash benefit of $0.8 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in contract liability and other current assets, was partially offset by inflows from changes in accounts payables and other accounts payables.

Investing Activities

During the six months ended June 30, 2024, cash provided by investing activities was $8 million, attributable mainly to a withdrawal, net of short-term deposits.

During the six months ended June 30, 2023, cash used in investing activities was $15.6 million, consisting mainly of investment, net on short-term deposits.

Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was $13.9 million, consisting of cash proceeds from issuance of shares and warrants, net of issuance costs.

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months period ended June 30, 2024, and 2023, together with the changes in those items in dollars and as a percentage:

	Three months ended June 30,
	2024	2023	% Change
Revenues	1,181,000	674,000	75%
Cost of Revenues	667,000	777,000	(14)%
Gross Profit (Loss)	514,000	(103,000)
Research and development expenses	1,408,000	1,355,000	4%
Sales and marketing expense	225,000	493,000	(54)%
General and administrative expenses	1,245,000	1,168,000	7%
Operating Loss	(2,364,000)	(3,119,000)	(24)%

Revenues

For the three months ended June 30, 2024, we generated revenues of $1,181,000, an increase of $507,000, or 75%, as compared to the three months ended June 30, 2023.

The increase in revenues was primarily attributable to the increase in revenues from a Fortune 500 multinational healthcare corporation, as well as recognition of revenues from Industry 4.01

The increase in revenues from a Fortune 500 multinational healthcare corporation (see note 5 to our interim financial statements) due to:

-	an increase in the number of units sold and supplied to the customer during the three months ended June 30, 2024, and
-	formalization of negotiations with the customer, following which the sale price per unit increased significantly compared to the previous price.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel, certain allocated expenses related to facilities, logistics and quality control.

Cost of revenues for the three months ended June 30, 2024, was $667,000, a decrease of $110,000, or 14%, compared to cost of revenues of $777,000 for the three months ended June 30, 2023.

This decrease was primarily attributed to a reduction in the price of certain materials and improvements in the production process. These savings were partially offset by the increase in number of units sold and supplied to a Fortune 500 multinational healthcare corporation.

Gross Profit ( Loss)

Gross profit for the three months ended June 30, 2024, was $514,000. Gross loss for the three months ended June 30, 2023 was $103,000.

The change was due to both increase in revenues and decrease in cost of revenues as described above.

The transition from a gross loss to a gross profit is attributable to:

-	formalization of negotiations with the Fortune 500 multinational healthcare corporation, following which the unit price experienced a substantial increase compared to its previous rate;
-	an increase in the number of units sold and supplied to the customer during the three months ended June 30, 2024, and
-	reduction in the price of certain materials and improvements in the production process.

Research and Development Expenses

Research and development efforts are focused on new products development, as well as developing and enhancing functionality for our existing products. These expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for personnel engaged in research and development functions, consulting, and professional fees related to research and development activities, prototype materials, facility costs, and other allocated expenses, including cost related to rent and maintenance of our facility, utilities, depreciation, and other supplies. We expense research and development costs as incurred.

Research and development expenses for the three months ended June 30, 2024 were $1,408,000, an increase of $53,000, or 4%, compared to $1,355,000 for the three months ended June 30, 2023.

We expect that our research and development expenses will increase as we continue to develop our products and services in the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll and related expenses, consulting services, promotional materials, exhibitions, demonstration equipment, and certain allocated facility infrastructure costs.

Sales and marketing expenses for the three months ended June 30, 2024, were $225,000, a decrease of $268,000, or 54%, compared to $493,000 for the three months ended June 30, 2023.

During the three months ended June 30, 2023, the Company incurred significant expenses related to rebranding activities. These activities included costs associated, inter alia, with altering the Company’s name, design of a new logo and the creation of new promotional materials. Additionally, the Company participated in the Paris Air Show in June 2023, the world’s premier and largest event dedicated to the aviation and space industry.

We expect that our selling and marketing expenses will increase as we expand our commercial activity in the I4.0 domain.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll and other related costs, including stock-based compensation. General and administrative expenses also include direct and allocated cost, such as facility-related, professional fees, legal, patent, investors and public relations, accounting, auditing, tax services, and insurance costs.

General and administrative expenses for the three months ended June 30, 2024, were $1,245,000, an increase of $77,000, or 7% compared to $1,168,000 for the three months ended June 30, 2023.

The increase was primarily due to:

- an increase in professional services expenses due to the hiring of an IR consultant and the appointment of new directors; and

- an increase in stock-based compensation due to new options grants.

Operating loss

We incurred an operating loss of $2,364,000 for the three months ended June 30, 2024, a decrease of $755,000, or 24%, compared to operating loss of $3,119,000 for the three months ended June 30, 2023.

The decrease in operating loss was primarily due to an increase in gross profit and a decrease in sales and marketing expenses, partially offset by increase in expenses related to research and development and general and administrative expenses, each as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended June 30,
	2024	2023
Cash used in Operating Activity	(2,093,000)	(2,609,000)
Cash provided by (used in) Investing Activity	7,992,000	(3,542,000)
Cash used in Financing Activity	-	(64,000)

Operating Activities

Our primary use of cash from operating activities was for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services costs and costs related to our facilities. We expect that cash flows related to our operating activities will continue to increase as our business and our working capital requirements grow.

During the three months ended June 30, 2024, cash used in operating activities was $2.1 million, consisting of net loss of $2.2 million, an unfavourable net change in operating assets and liabilities of $0.6 million and a non-cash benefit of $0.7 million. Our non-cash benefit consisted primarily of non-cash charges of $0.5 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in accounts receivable.

During the three months ended June 30, 2023, cash used in operating activities was $2.6 million, consisting of net loss of $2.9 million, a favourable net change in operating assets and liabilities of $0.1 million and a non-cash benefit of $0.2 million. Our non-cash benefit consisted primarily of non-cash charges of $0.3 million for stock-based compensation.

Investing Activities

For the three months ended June 30, 2024, net cash flows provided by investing activities was $8 million, attributable mainly to a withdrawal, net on short-term deposits.

For the three months ended June 30, 2023, net cash flows used in investing activities was $3.5 million, consisting mainly of investment, net on short-term deposits.

Financing Activities

For the three months ended June 30, 2023, net cash flows used in financing activities was $64,000, consisting of issuance expenses.

Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents and restricted cash of $13.5 compared to cash and cash equivalents and short-term deposits of $17 million as of December 31, 2023. In addition, as of June 30, 2024, we incurred an accumulated deficit of approximately $39.6 million, as compared to $34.2 million as of December 31, 2023.

Our primary sources of liquidity to date have been from fund-raising and warrant exercises.

Additional Cash Requirements

We plan to continue to invest in long-term growth, and therefore we expect that our expenses will grow. We currently believe that our existing cash and cash equivalents and short-term deposits will allow us to fund our operating plan through at least the next 12 months. We expect our expenses will increase in connection with our ongoing activities, particularly as we continue the research and development and the scale up process of our I4.0 solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We may raise these funds through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our Common Stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our Common Stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the SEC during the recent fiscal quarter ended June 30, 2024.

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

Date: August 14, 2024	ODYSIGHT.AI INC

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
Odysight.ai.Inc

	By:	/s/ Einav Brenner
	Name:	Einav Brenner
	Title:	Chief Financial Officer
Odysight.ai.Inc

-28-