Form 10-Q
period 2024-09-30
Odysight.ai Inc.
filed 2024-11-14
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the registrant had 12,607,516 shares of common stock, par value $0.001 of the registrant issued and outstanding.

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

Item 1. Financial Statements

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024

CONSOLIDATED ODYSIGHT.AI INC.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	20,906	8,945
Restricted cash	318	-
Short terms deposits	-	8,096
Accounts receivable	912	1,372
Inventory	328	504
Other current assets	634	432
Total current assets	23,098	19,349

NON-CURRENT ASSETS:
Contract fulfillment assets	1,123	1,256
Property and equipment, net	423	477
Operating lease right-of-use assets	1,154	1,380
Severance pay asset	279	271
Other non-current assets	96	96
Total non-current assets	3,075	3,480

TOTAL ASSETS	26,173	22,829

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2024	December 31, 2023
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	301	287
Contract liabilities - short term	615	527
Operating lease liabilities - short term	468	470
Accrued compensation expenses	1,152	546
Related parties	51	41
Other current liabilities	337	211
Total current liabilities	2,924	2,082

NON-CURRENT LIABILITIES:
Contract liabilities - long term	1,479	1,795
Operating lease liabilities - long term	601	856
Liability for severance pay	255	261
Other non-current liabilities	-	28
Total non-current liabilities	2,335	2,940

TOTAL LIABILITIES	5,259	5,022

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2024, and December 31, 2023, 12,607,516 and 10,443,768 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	10
Additional paid-in capital	63,319	52,004
Accumulated deficit	(42,418)	(34,207)
TOTAL SHAREHOLDERS’ EQUITY	20,914	17,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	26,173	22,829

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
	Unaudited
	USD in thousands

REVENUES	2,660	1,087	1,292	110
COST OF REVENUES	1,964	1,648	887	321
GROSS PROFIT (LOSS)	696	(561)	405	(211)
RESEARCH AND DEVELOPMENT EXPENSES	4,705	4,107	1,730	1,354
SALES AND MARKETING EXPENSES	806	877	347	208
GENERAL AND ADMINISTRATIVE EXPENSES	3,929	3,225	1,344	1,099
OPERATING LOSS	(8,744)	(8,770)	(3,016)	(2,872)
OTHER INCOME	-	10	-	-
FINANCING INCOME, NET	533	656	149	330
NET LOSS	(8,211)	(8,104)	(2,867)	(2,542)
Net loss per ordinary share (basic and diluted, USD)	(0.74)	(0.86)	(0.23)	(0.24)
Weighted average ordinary shares (basic and diluted, in thousands)	11,054	9,395	12,255	10,439

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2024 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance as of January 1, 2024	10,444	$10	$52,004	$(34,207)	$17,807
Stock based compensation	-	-	1,500	-	1,500
Issuance of shares upon RSU vesting	19	*	(*)	-	-
Issuance of shares	2,145	3	9,815	-	9,818
Net loss	-	-	-	(8,211)	(8,211)
Balance as of September 30, 2024	12,608	$13	$63,319	$(42,418)	$20,914

Three Months Ended September 30, 2024 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance as of July 1, 2024	10,458	$10	$52,967	$(39,551)	$13,426
Stock based compensation	-	-	537	-	537
Issuance of shares upon RSU vesting	5	*	(*)	-	-
Issuance of shares	2,145	3	9,815	-	9,818
Net loss	-	-	-	(2,867)	(2,867)
Balance as of September 30, 2024	12,608	$13	$63,319	$(42,418)	$20,914

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Nine Months Ended September 30, 2023 (Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands

Balance as January 1, 2023	7,122	$7	$36,541	$(24,762)	$11,786
Stock based compensation	-	-	1,056	-	1,056
Issuance of shares upon RSU vesting	25	*	*	-	-
Issuance of shares and warrants	3,294	3	13,818	-	13,821
Net loss	-	-	-	(8,104)	(8,104)
Balance as September 30, 2023	10,441	$10	$51,415	$(32,866)	$18,559

Three Months Ended September 30, 2023 (Unaudited)

			Additional		Total
	Ordinary shares		paid-in	Accumulated	Shareholders’
	Number	Amount	capital	deficit	Equity
	In thousands	USD in thousands
Balance as July 1, 2023	10,437	$10	$51,110	$(30,324)	$20,796
Stock based compensation	-	-	371	-	371
Issuance of shares upon RSU vesting	4	*	*	-	-
Issuance expenses	-	-	(66)	-	(66)
Net loss	-	-	-	(2,542)	(2,542)
Balance as September 30, 2023	10,441	$10	$51,415	$(32,866)	$18,559

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(8,211)	(8,104)	(2,867)	(2,542)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	92	239	28	47
Stock based compensation	1,500	1,056	537	371
Severance pay asset and liability	(14)	53	(1)	(1)
Interest and exchange differences from operating lease liability	(29)	(78)	13	(56)
Loss (Profit) from exchange differences on cash and cash equivalents	11	64	(29)	11
Interest income in respect of deposits	96	(22)	-	167

Changes in operating assets and liability items:
Decrease (increase) in accounts receivable	460	60	(154)	158
Decrease (increase) in inventory	176	(152)	111	(58)
Decrease in operating lease liability	(340)	(225)	(114)	(115)
Decrease in right-of-use asset	338	211	111	117
Decrease (increase)in other current and non-current assets	(202)	(292)	23	95
Increase (decrease) in accounts payable	14	(4)	9	(481)
Increase (decrease) in related parties	10	(6)	9	5
Decrease in contract fulfillment assets	133	179	13	60
Decrease in current and non-current contract liabilities	(228)	(793)	(101)	(110)
Increase in accrued compensation expenses	606	396	187	307
Increase (decrease) in other current and non-current liabilities	66	80	26	(230)
Net cash flows used in operating activities	(5,522)	(7,338)	(2,199)	(2,255)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(38)	(94)	(8)	(37)
Withdrawal of short terms deposits	8,000	18,000	-	15,000
Investment in short term deposits	-	(18,500)	-	-
Net cash flows provided by (used in) investing activities	7,962	(594)	(8)	14,963

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	9,850	13,835	9,850	(78)
Net cash flows provided by (used in) financing activities	9,850	13,835	9,850	(78)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	12,290	5,903	7,643	12,630
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	8,945	10,099	13,552	3,319
LOSS (PROFIT) FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(11)	(64)	29	(11)
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	21,224	15,938	21,224	15,938

Non-cash activities -

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
	Unaudited
	USD in thousands

Right-of-use assets obtained in exchange for operating lease liabilities	167	1,577	47	1,112
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(55)	(52)	-	(27)

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

On February 28, 2024, D. VIEW Ltd., a wholly owned subsidiary of the Company, was incorporated in the State of Israel to act as a local representative for the defense market in Israel.

The Company, through its subsidiaries, provides image-based platform solutions for the Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) markets with its visualization and AI platform. The Company’s video sensor-based platform provides solutions for critical systems in the aviation, transportation, and energy industries. Its video-based sensors, embedded software, and AI algorithms are deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases and allow maintenance and operations teams visibility into areas which are inaccessible under normal operation, or where the operating ambience is not suitable for continuous real-time monitoring. Some of the Company’s products utilize micro visualization technology in medical devices for minimally invasive medical procedures.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.	Since the incorporation of Odysight.ai and through September 30, 2024, the Company accumulated a deficit of approximately $42.4 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources as of September 30, 2024 will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these consolidated financial statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding in order to continue its future operations until becoming profitable.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued):

d. Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements. With the commencement of development and customization contracts during the nine-month period ended September 30, 2024, in which the performance obligation is satisfied over time, the Company measures the progress of the activities using the input method, based on the effort expended relative to the estimated total effort to satisfy the performance obligation.

e. Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Group’s condensed consolidated financial statements.

NOTE 3 – LEASES:

a.	Omer office space

In December 2020, Odysight.ai entered into a lease agreement for office space in Omer, Israel (the “Original Space”), with the 36-month term for such agreement beginning on January 1, 2021. In March 2021, Odysight.ai entered into a lease agreement for additional office space in Omer, Israel (the “Additional Space”), with the term for such agreement ending December 31, 2023.

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

In May 2023, Odysight.ai entered into a lease agreement for office space in Ramat Gan, Israel. The agreement is for 48 months beginning on July 1, 2023, and the Company has an option to extend the lease period for an additional two years. The Company does not currently expect to extend the lease period. Monthly lease payments under the agreement are approximately $25 thousand.

Odysight.ai subleases part of the office space in Ramat Gan to a third party for approximately $7 thousand per month.

c.	The Company leases vehicles under various operating lease agreements.

Supplemental cash flow information related to operating leases was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
	Unaudited
	USD in thousands

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	443	262	146	143

As of September 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 0.78 years and a weighted average discount rate of 6% for vehicles and 12.8% for offices.

The maturities of lease liabilities under operating leases as of September 30, 2024, are as follows:

Operating leases
USD in thousands
Remainder of 2024	147
2025	552
2026	447
2027	157
Total future lease payments	1,303
Less imputed interest	(234)
Total lease liability balance	1,069

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
	USD in thousands
Accrued expenses	209	132
Other current liabilities	128	79
	337	211

NOTE 5 – EQUITY:

a.	Private Placement

1.

On March 29, 2021, the Company issued to certain investors, including Moshe (Mori) Arkin, a major stockholder and director of the Company, an aggregate of 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consisted of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until March 31, 2026 and subject to customary adjustments. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of Company common stock equal or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

2.	On March 16, 2023, the Company entered into stock purchase agreements for a private placement with (i) Moshe (Mori) Arkin and (ii) The Phoenix Insurance Company Ltd. (“Phoenix Insurance”) and Shotfut Menayot Israel – Phoenix Amitim (“Phoenix Amitim”), in connection with the sale and issuance of an aggregate of 3,294,117 units, at a purchase price of $4.25 per unit, and for an aggregate purchase price of $14 million. Each unit consisted of: (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock with an exercise price of $5.50. The warrants are immediately exercisable, expire three years from the date of issuance and are subject to customary adjustments.

3.

On July 16, 2024, the Company issued 2,144,583 shares of its common stock in consideration for a purchase price of $4.80 per share to new and existing investors, including Moshe (Mori) Arkin and The Phoenix Holdings, through Phoenix Insurance and Phoenix Amitim (the “2024 Private Placement”). The Company raised approximately $10.3 million (gross) in the 2024 Private Placement.

Warrants:

As of September 30, 2024, the Company had the following outstanding warrants to purchase common stock:

			Exercise Price	Number of
	Issuance	Expiration	Per Share	Underlying
Warrant	Date	Date	($)	Common Stocks

March 2021 Warrants	March 29, 2021	March 31, 2026	10.35	2,469,156
March 2023 Warrants	March 27, 2023	March 26, 2026	5.50	3,294,117
				5,763,273

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EQUITY (continued):

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

In June 2024, the Company’s Board of Directors approved the 2024 Share Incentive Plan (the “2024 Plan”).

The 2024 Plan initially included a pool of 234,484 shares of common stock, representing the number of shares remaining available for grant under the 2020 Plan. These shares are available for future grant to Company employees, consultants, directors and other service providers. Shares that were subject to awards granted under either the 2020 Plan or the 2024 Plan that have expired or were cancelled or become un-exercisable for any reason without having been exercised in full shall become available for future grant under the 2024 Plan.

In July, 2024, the Company’s Board of Directors approved an increase to the 2024 Plan’s option pool by an additional 850,000 shares of common stock.

The 2020 Plan and 2024 Plan each provide for the grant of stock options (including incentive stock options and nonqualified stock options), shares of common stock, restricted shares, restricted share units, and other share-based awards.

Stock option activity:

During nine months ended September 30, 2024, the Company granted 91,000 options pursuant to the 2020 Plan and 669,500 options pursuant to the 2024 Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Nine months ended
September 30, 2024
Underlying value of ordinary shares ($)	5.55-5.70
Exercise price ($)	4.5-4.8
Expected volatility (%)	101%
Term of the options (years)	7
Risk-free interest rate	3.51%-4.23%

The cost of the benefit embodied in the options granted during the nine months ended September 30, 2024, based on their fair value as of the grant date, is estimated to be approximately $3,692 thousand. These amounts will be recognized in the statements of operations and comprehensive income over the vesting period.

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	For the
	Nine months ended
	September 30, 2024
		Weighted
		average
	Number of	exercise
	Options	price
		$
Outstanding at beginning of period	2,455,069	3.46
Granted	760,500	4.76
Forfeited	(23,335)	3
Outstanding at end of period	3,192,234	3.77

Vested at end of period	1,573,336	3.47

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EQUITY (continued):

Restricted stock unit (“RSU”) activity

The Company from time to time has granted RSUs to its employees and service provider pursuant to the 2020 Plan.

Each RSU will vest based on continued service which is generally over three years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.

The following table summarizes RSU activity for the nine months ended September 30, 2024:

	For the
	Nine months ended
	September 30, 2024
		Weighted Average
	Number of	Grant Date Fair Value
	RSUs	per Share
		$
Outstanding at beginning of period	39,585	4.08
Granted	-	-
Forfeited	-	-
Vested	(19,165)	4.34
Unvested and Outstanding at end of period	20,420	3.84

The following table sets forth the total stock-based payment expenses resulting from options and RSUs granted, included in the statements of operation and comprehensive income:

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
	Unaudited
	USD in thousands

Cost of revenues	23	11	6	6
Research and development	402	323	177	58
Sales and marketing expenses	151	83	56	21
General and administrative	924	639	298	286
Total expenses	1,500	1,056	537	371

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – REVENUES:

Disaggregation of revenue

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
	USD in thousands		USD in thousands
Development Services (*)	843	317	548	105
Products	1,817	770	744	5
Total Revenues	2,660	1,087	1,292	110

(*)

During the second quarter of 2022, the Company completed the development of a customer-specific project for a Fortune 500 multinational healthcare corporation and moved from the development phase of the project to its production phase. As a result, during the nine months ended September 30, 2024, the Company recognized development services revenues in the amount of $317 thousand and related development costs previously deferred in the amount of $180 thousand. The amounts were recognized based on the expected manufacturing term of the product, which the Company estimates at seven years.

In addition, the Company recognized product revenues of $1,731 thousand during the nine months ended September 2024 from the sale of units of the product developed in the context of these development services.

During the nine months ended September 30, 2024 the Company recognized development services revenues in the amount of $526 thousand from development and customization contracts in which the performance obligation is satisfied over time.

Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of September 30, 2024, and December 31, 2023, were as follows:

	September 30,	December 31,
	2024	2023
	USD in thousands
Contract fulfillment assets	1,123	1,256
Contract liabilities	2,094	2,322

Contract liabilities include deferred service and advance payments.

The change in contract fulfillment assets:

	September 30,	December 31,
	2024	2023
	USD in thousands
Balance at beginning of the period	1,256	1,495
Contract costs deferred during the period	47
Contract costs recognized during the period	(180)	(239)
Balance at end of the period	1,123	1,256

The change in contract liabilities:

	September 30,	December 31,
	2024	2023
	USD in thousands
Balance at beginning of the period	2,322	3,644
Revenue deferred during the period	161	-
Revenue recognized during the period	(389)	(1,322)
Balance at end of the period	2,094	2,322

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of September 30, 2024, the total RPO amounted to approximately $16.0 million. The total RPO amount includes an amount exceeding $10 million related to a long-term purchase order agreement signed in Q3.2024 with a leading international defense contractor, in respect of which no deferred revenue was recorded and no fulfillment of performance obligations commenced as of September 30, 2024.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVENTORY:

Composed as follows:

	September 30,	December 31,
	2024	2023
	USD in thousands
Raw materials and supplies	290	445
Work in progress	37	34
Finished goods	1	25
	328	504

During the period ended September 30, 2024, no impairment occurred.

NOTE 8 – LOSS PER SHARE

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

NOTE 9 – RELATED PARTIES

a.	Balances with related parties:

	September 30, 2024	December 31, 2023
	USD in thousands
Directors (directors’ accrued compensation)	51	31
Smartec R&D Ltd. (see b below)	-	10
	51	41

b.	During nine months ended September 30, 2023, the Company received development services from Smartec R&D Ltd., a company owned by the Company’s former CTO.

Total compensation paid to Smartec R&E Ltd. during the nine months ended September 30, 2023, was approximately $29 thousand.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On April 2023, the Company received approval from the Israel Innovation Authority (previously the Office of the Chief Scientist) (the “IIA”) to support and enhance the Company’s production line and capabilities in the next 24 months until April 2025. Pursuant to the agreement with an IIA relating to the program, the Company is required to pay royalties of 3% to the IIA up to the amount of IIA funding received and the accrued interest repayment of the grant. Such repayment is contingent upon the Company successfully completing its enhancement plans and generating sales from the enhancements preformed. The Company has no obligation to repay these grants if its enhancement plans are not completed or are aborted or if such enhancement plans generate no sales.

NOTE 11 – SUBSEQUENT EVENTS

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

Unless otherwise designated, the terms “we,” “us,” “our,” “Odysight.ai,” “the Company,” and “our Company” refer to Odysight.ai Inc. and our wholly-owned subsidiaries, including Odysight.ai Ltd., a private company organized under the laws of the State of Israel.

Overview

Our primary business activity in prior quarters was enlarging our focus on R&D activities in the domain of PdM and CBM (we refer to these applications as Industry 4.0, or I4.0), including in sectors such as aerospace, maritime energy and other heavy machinery, engines and complicated mechanics which require ongoing monitoring and predictive maintenance applications. The main effect of this activity was to enable the Company to accelerate its growth and support an increased workload and solution development requirements from customers.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months period ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Nine months ended September 30,
	2024	2023	% Change
Revenues	2,660,000	1,087,000	145%
Cost of Revenues	1,964,000	1,648,000	19%
Gross Profit (Loss)	696,000	(561,000)
Research and development expenses	4,705,000	4,107,000	15%
Sales and marketing expense	806,000	877,000	(8)%
General and administrative expenses	3,929,000	3,225,000	22%
Operating Loss	(8,744,000)	(8,770,000)	-

Revenues

For the nine months ended September 30, 2024, we generated revenues of $2,660,000, an increase of $1,573,000, or 145%, compared to revenues of $1,087,000 for the nine months ended September 30, 2023.

The increase in revenues was primarily attributable to an increase in revenues from a Fortune 500 multinational healthcare corporation, as well as recognition of revenues from Industry 4.0.

The increase in revenues from a Fortune 500 multinational healthcare corporation (see note 6 to our interim financial statements) was mainly due to:

-	an increase in the number of units sold and supplied to the customer during the nine months ended September 30, 2024, and
-	formalization of negotiations with the customer, following which the sale price per unit increased significantly compared to the previous sale price.

A substantial portion of our current revenue comes from a limited number of customers.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel and certain allocated expenses related to facilities, logistics and quality control.

Cost of revenues for the nine months ended September 30, 2024 was $1,964,000, an increase of $316,000, or 19%, compared to cost of revenues of $1,648,000 for the nine months ended September 30, 2023.

The increase in cost of revenues was primarily due to an increase in revenues.

Gross Profit (Loss)

Gross profit for the nine months ended September 30, 2024, was $696,000. Gross loss for the nine months ended September 30, 2023, was $561,000.

The change was due to both an increase in revenues and an increase in cost of revenues, as described above.

The transition from a gross loss to a gross profit was principally attributable to:

-	formalization of negotiations with the Fortune 500 multinational healthcare corporation, following which the unit price experienced a substantial increase compared to its previous level; and
-	an increase in the number of units sold and supplied to the customer during the nine months ended September 30, 2024.

Research and Development Expenses

Research and development efforts are focused on new product development, as well as developing and enhancing functionality for our existing products. These expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for personnel engaged in research and development functions, consulting, and professional fees related to research and development activities, prototype materials, facility costs, and other allocated expenses, including costs related to rent and maintenance of our facilities, utilities, depreciation, and other supplies. We expense research and development costs as incurred.

Research and development expenses for the nine months ended September 30, 2024 were $4,705,000, an increase of $598,000, or 15%, compared to $4,107,000 for the nine months ended September 30, 2023.

The increase in research and development expenses was mainly due to an increase in payroll and related expenses for new employee recruitment but also attributable in part to:

-	an increase in stock-based compensation due to new options grants;
-	procuring materials and employment of subcontractors for Industry 4.0 projects; and
-	development of new products.

We expect that our research and development expenses will increase as we continue to develop and improve our products and services in the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll and related expenses, consulting services, promotional materials, exhibitions, demonstration equipment, and certain allocated facility infrastructure costs.

Sales and marketing expenses for the nine months ended September 30, 2024 were $806,000, a decrease of $71,000, or 8%, compared to $877,000 for the nine months ended September 30, 2023.

The decrease in sales and marketing expenses was mainly due to one-time expenses incurred during the nine months ended September 30, 2023 which did not reoccur during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we incurred significant expenses related to rebranding activities. These activities included costs associated, inter alia, with altering our name, design of a new logo, and the creation of new promotional materials.

We expect that our sales and marketing expenses will increase as we expand our commercial activity in the I4.0 domain.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll and other related costs, including stock-based compensation. General and administrative expenses also include direct and allocated cost, such as facility-related costs, professional fees, legal, patent, investors and public relations, accounting, auditing, tax services, and insurance costs.

General and administrative expenses for the nine months ended September 30, 2024, were $3,929, 000, an increase of $704,000, or 22%, compared to $3,225,000 for the nine months ended September 30, 2023.

The increase in general and administrative expenses was primarily due to:

-	an increase in professional services expenses due to the hiring of a financial consultant, IR consultant, HR consultant, and the appointment of new directors;

-	an increase in payroll and related expenses due to cash compensation bonuses paid to existing employees, including the CEO, CFO, and Senior VP of Product Portfolio; and

-	an increase in stock-based compensation due to new options grants.

Operating loss

We incurred an operating loss of $8,744,000 for the nine months ended September 30, 2024, a decrease of $26,000, or 0.3%, compared to operating loss of $8,770,000 for the nine months ended September 30, 2023.

The decrease in operating loss was primarily due to an increase in gross profit and a decrease in sales and marketing expenses, partially offset by increase in expenses related to research and development and general and administrative expenses, each as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Nine month ended September 30,
	2024	2023
Cash used in Operating Activity	(5,522,000)	(7,338,000)
Cash provided by (used in) Investing Activity	7,962,000	(594,000)
Cash provided by Financing Activity	9,850,000	13,835,000

Operating Activities

Our primary uses of cash from operating activities have been for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services costs, and costs related to our facilities. We expect that cash flows related to our operating activities will continue to increase as our business and our working capital requirements grow.

During the nine months ended September 30, 2024, cash used in operating activities was $5.5 million, consisting of net loss of $8.2 million, partially offset by a favorable net change in operating assets and liabilities of $1 million and a non-cash benefit of $1.7 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in accounts receivable and accrued compensation expenses, partially offset by outflows from changes in current and non-current other assets and contract liabilities.

During the nine months ended September 30, 2023, cash used in operating activities was $7.3 million, consisting of a net loss of $8.1 million, an unfavorable net change in operating assets and liabilities of $0.5 million, partially offset by a non-cash benefit of $1.3 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation.

Investing Activities

For the nine months ended September 30, 2024, net cash flows provided by investing activities was $8 million, consisting mainly of withdrawal of short-term deposits.

For the nine months ended September 30, 2023, net cash flows used in investing activities was $0.6 million, consisting mainly of investment, net on short-term deposits.

Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities was $9.9 million, consisting of cash proceeds from issuance of shares, net of issuance costs.

During the nine months ended September 30, 2023, cash provided by financing activities was $13.9 million, consisting of cash proceeds from issuance of shares and warrants, net of issuance costs.

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months period ended September 30, 2024, and 2023, together with the changes in those items in dollars and as a percentage:

	Three months ended September 30,
	2024	2023	% Change
Revenues	1,292,000	110,000	1075%
Cost of Revenues	887,000	321,000	176%
Gross Profit (Loss)	405,000	(211,000)
Research and development expenses	1,730,000	1,354,000	28%
Sales and marketing expense	347,000	208,000	67%
General and administrative expenses	1,344,000	1,099,000	22%
Operating Loss	(3,016,000)	(2,872,000)	5%

Revenues

For the three months ended September 30, 2024, we generated revenues of $1,292,000, an increase of $1,182,000, or 1,075%, compared to revenues of $110,000 for the three months ended September 30, 2023.

The increase in revenues was primarily attributable to an increase in revenues from a Fortune 500 multinational healthcare corporation, as well as recognition of revenues from Industry 4.0.

The increase in revenues from a Fortune 500 multinational healthcare corporation (see note 6 to our interim financial statements) was mainly due to:

-	an increase in the number of units sold and supplied to the customer during the three months ended September 30, 2024, and
-	formalization of negotiations with the customer, following which the sale price per unit increased significantly compared to the previous sale price.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel and certain allocated expenses related to facilities, logistics, and quality control.

Cost of revenues for the three months ended September 30, 2024 was $887,000, an increase of $566,000, or 176%, compared to cost of revenues of $321,000 for the three months ended September 30, 2023.

The increase in cost of revenues was primarily due to increase in revenues.

Gross Profit ( Loss)

Gross profit for the three months ended September 30, 2024, was $405,000 compared to gross loss for the three months ended September 30, 2023 of $211,000.

The change was due to both an increase in revenues and an increase in cost of revenues, as described above.

The transition from a gross loss to a gross profit was principally attributable to:

-	formalization of negotiations with the Fortune 500 multinational healthcare corporation, following which the unit price experienced a substantial increase compared to its previous level; and
-	an increase in the number of units sold and supplied to the customer during the three months ended September 30, 2024.

Research and Development Expenses

Research and development efforts are focused on new products development, as well as developing and enhancing functionality for our existing products. These expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for personnel engaged in research and development functions, consulting, and professional fees related to research and development activities, prototype materials, facility costs, and other allocated expenses, including cost related to rent and maintenance of our facilities, utilities, depreciation, and other supplies. We expense research and development costs as incurred.

Research and development expenses for the three months ended September 30, 2024 were $1,730,000, an increase of $376,000, or 28%, compared to $1,354,000 for the three months ended September 30, 2023.

The increase was mainly due to the following reasons:

-	an increase in stock-based compensation due to new options grants;
-	procuring materials and employment of subcontractors for Industry 4.0 projects; and
-	development of new products.

We expect that our research and development expenses will increase as we continue to develop and improve our products and services in the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll and related expenses, consulting services, promotional materials, exhibitions, demonstration equipment, and certain allocated facility infrastructure costs.

Sales and marketing expenses for the three months ended September 30, 2024, were $347,000, an increase of $139,000, or 67%, compared to $208,000 for the three months ended September 30, 2023.

The increase was mainly due to the following reasons:

-	an increase in stock-based compensation due to new options grants; and
-	exhibition and international travel expenses.

We expect that our sales and marketing expenses will increase as we expand our commercial activity in the I4.0 domain.

General and Administrative Expenses

General and administrative expenses primarily consist of payroll and other related costs, including stock-based compensation. General and administrative expenses also include direct and allocated cost, such as facility-related, professional fees, legal, patent, investors and public relations, accounting, auditing, tax services, and insurance costs.

General and administrative expenses for the three months ended September 30, 2024, were $1,344,000, an increase of $245,000, or 22%, compared to $1,099,000 for the three months ended September 30, 2023.

The increase in general and administrative expenses was primarily due to:

-	an increase in professional services expenses due to the hiring of a financial consultant, IR consultant, HR consultant and the appointment of new directors;
-	an increase in payroll and related expenses due to cash compensation bonuses paid to existing employees, including the CEO, CFO, and Senior VP of Product Portfolio; and
-	an increase in stock-based compensation due to new options grants.

Operating loss

We incurred an operating loss of $3,016,000 for the three months ended September 30, 2024, an increase of $144,000, or 5%, compared to operating loss of $2,872,000 for the three months ended September 30, 2023.

The increase in operating loss was primarily due to an increase in sales and marketing expenses, research and development expenses, and general and administrative expenses, partially offset by an increase in gross profit, each as described above.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three month ended September 30,
	2024	2023
Cash used in Operating Activity	(2,199,000)	(2,255,000)
Cash provided by (used in) Investing Activity	(8,000)	14,963,000
Cash provided by (used in) Financing Activity	9,850,000	(78,000)

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

During the three months ended September 30, 2024, cash used in operating activities was $2.2 million, consisting of net loss of $2.9 million, a favorable net change in operating assets and liabilities of $0.1 million and a non-cash benefit of $0.5 million. Our non-cash benefit consisted primarily of non-cash charges of $0.5 million for stock-based compensation.

During the three months ended September 30, 2023, cash used in operating activities was $2.3 million, consisting of a net loss of $2.5 million, an unfavorable net change in operating assets and liabilities of $0.3 million and a non-cash benefit of $0.5 million. Our non-cash benefit consisted primarily of non-cash charges of $0.3 million for stock-based compensation.

Investing Activities

For the three months ended September 30, 2024, net cash flows used in investing activities was $8,000, attributable mainly to a purchase of property and equipment.

For the three months ended September 30, 2023, net cash provided by investing Activity was $15 million, consisting mainly of withdrawal, net on short-term deposits.

Financing Activities

During the three months ended September 30, 2024, cash provided by financing activities was $9.9 million, consisting of cash proceeds from issuance of shares, net of issuance costs.

For the three months ended September 30, 2023, net cash flows used in financing activities was $78,000, consisting of issuance expenses.

Contractual Obligations and Commitments

During the nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments since the year ended December 31, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had cash, cash equivalents and restricted cash of $21 million compared to cash and cash equivalents and short-term deposits of $17 million as of December 31, 2023. In addition, as of September 30, 2024, we incurred an accumulated deficit of approximately $42.4 million, as compared to $34.2 million as of December 31, 2023.

During July 2024, we closed a private placement in which we issued 2,144,583 shares of our common stock for a purchase price of $4.80 per share to new and existing investors resulting in gross proceeds of $10.3 million.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the Securities and Exchange Commission (“SEC”) during the recent fiscal quarter ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Mr. Ido Molad, our VP Research and Development, updated the Company that due to personal reasons he intends to step down from his position on November 21, 2024. Mr. Molad will continue to be employed by the Company in a different capacity. The Company has nominated Mr. Gal Shir, its Operation Manager, as acting VP R&D until a new VP R&D is recruited.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

We use our website (www.odysight.ai) as a channel of distribution for Company information. The information we post on our website may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this Quarterly Report.

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

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2024	ODYSIGHT.AI INC

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
Odysight.ai Inc

	By:	/s/ Einav Brenner
	Name:	Einav Brenner
	Title:	Chief Financial Officer
Odysight.ai Inc

-27-