Form 10-K/A
period 2023-12-31
Odysight.ai Inc.
filed 2024-11-27
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Odysight.ai Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2024 (the “Original 2023 Form 10-K”). The purpose of this Amendment No. 1 is to correct Item 9A. Controls and Procedures, which inadvertently omitted the Company’s conclusion that disclosure controls and procedures were effective.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original 2023 Form 10-K and does not reflect events occurring after the filing of the Original 2023 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 2023 Form 10-K and the Company’s other filings with the SEC.

2

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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

3

Item 15. exhibits AND financial statement schedules

Exhibit No.	Exhibit Description
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

*	Filed herewith

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSIGHT.AI INC.

By:	/s/ Yehu Ofer
Name:	Yehu Ofer
Title:	Chief Executive Officer
Date:	November 27, 2024

5