Form 10-K
period 2024-12-31
Odysight.ai Inc.
filed 2025-03-26
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-42497

ODYSIGHT.AI INC.

(Exact name of registrant as specified in its charter)

Nevada	47-4257143
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 7A, Industrial Park, P.O. Box 3030

Omer, Israel 8496500

(Address of principal executive offices) (Zip Code)

Tel: +972 73 370-4690

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ODYS	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024 based on the price at which the common equity was last sold on the OTCQB Market on such date, was $21.1 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 20, 2025, there were 16,307,321 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to scale up upon our operations, including market acceptance of our vision-based sensor products;

●	the amount and timing of future sales;

●	our ability to meet technical and quality specifications;

●	our ability to accurately estimate the future supply and demand for the Odysight TruVision solution and changes to various factors in our supply chain;

●	the market for adoption of vision-based sensor technologies;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our estimates regarding expenses, backlog, future revenue, capital requirements and need for additional financing;

●	our dependence on third parties;

●	our financial performance;

●	the growth of regulatory requirements and incentives;

●	risks related to product liability claims or product recalls;

●	the overall global economic environment;

●	the impact of competition and new technologies;

●	our plans to continue to invest in research and develop technology for new products;

●	our plans to potentially acquire complementary businesses;

●	the impact of any resurgence of COVID-19 or any of its variants or any other pandemic on our business and on the business of our customers;

●	security, political and economic instability in the Middle East that could harm our business, including due to the current war in Israel; and

●	the increased expenses associated with being a listed public company on the Nasdaq Capital Market, or Nasdaq.

Forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions, are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Important factors that may cause actual results to differ materially from current expectations including, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. You should read this Annual Report, and the documents that we reference in and have filed as exhibits to this Annual Report, completely and with the understanding that our actual future results may be materially different from what we expect.

Forward-looking statements included in this Annual Report speak only as of the date of this Annual Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Annual Report. We qualify all of our forward-looking statements by these cautionary statements.

Part I

Item 1. Business

Our Mission

We aim to become the industry standard for real time, visual based, health monitoring using AI/ML data analytics.

Our Company

We are a pioneer in the development, production and marketing of an innovative visualization AI solution that deploys small cameras to monitor critical safety components in hard-to-reach locations and harsh environments, across various PdM, and CBM use cases. We aim to be the industry benchmark for real-time, visual-based machine and infrastructure health monitoring through AI and machine learning data analytics.

The Odysight TruVision solution streams visual information to our processing unit, an in-platform, high-performance AI/machine learning computer, allowing maintenance and operations teams, on the ground and during operations, visibility into areas that are inaccessible under normal operating conditions or where conditions are not suitable for continuous real-time monitoring. The rich and informative data, continuously collected and analyzed by our solution on our secured cloud, provides customers with real-time failure / anomaly detection, events and data recordings, interfacing with platform mission systems and providing real-time alerts and streaming video or images, all while training our algorithms for ongoing improved accuracy and prediction capabilities. Our customers benefit from increased safety, a reduction in downtime, a more efficient data driven operation, increased mission readiness and lower maintenance costs for their monitored platforms, using the prediction capabilities of our solution to efficiently plan maintenance work on monitored components.

Our solution enhances safety and minimizes downtime by enabling real-time visual analysis of any failure occurrences. Additionally, we leverage advanced big data analytics to offer predictive insights throughout the entire system lifecycle. This includes efficient spare parts management and intelligent performance predictions, ensuring optimal system reliability and efficiency.

The Odysight TruVision solution is successfully used by NASA, as we seek to reshape the aerospace, Industry 4.0, transportation and energy markets with a vison-based technology leveraging AI and machine learning to deliver innovative solutions that transform maintenance practices. As used in this Annual Report, Industry 4.0, or I4.0, refers to the integration of advanced technologies into manufacturing and industrial processes to create smart, interconnected systems for improved efficiency and productivity.

Odysight solutions are already deployed in the aviation and medical sectors. Our customers include the Israeli Air Force, the Israeli Ministry of Defense, France-based Safran Aircraft Engines, a global international defense contractor, a leading Fortune 500 medical company as well as NASA, who came back to us for a repeat order. Historically, our revenue stream has been derived mainly from the medical sector. Our 2024 financial results reflect orders and agreements from both the medical and aerospace sectors. We have recently secured several contracts for our PdM and CBM systems with major government clients and defense and aviation companies and our backlog as of December 31, 2024 of approximately $15 million (compared to approximately $2.6 million as of December 31, 2023) reflects mostly those contracts.

Our vision-based sensor technology

Initially used in medical devices, our video-based sensor solution (comprising image acquisition, data collection and storage and image processing, including PdM and CBM) have contributed significantly to visual aids for medical teams in an FDA-cleared minimally invasive surgical device. Over time, our technology has proven essential in industries such as aerospace, where visual assessments are crucial for maintaining performance rates, maintenance, and safety standards for various mechanical systems.

We specialize in predictive maintenance and condition-based monitoring, utilizing advanced AI-driven sensor visualization solutions, using video analytics and algorithms. Human perception relies significantly on visual sensing, and our technology enables our clients to accurately observe phenomena that were previously only approximated or conjectured.

Our core technologies include:

●	Vision-Based Sensor Technology: This innovative approach uses micro cameras and specialized AI models to monitor and analyze system health in real-time, even in hard-to-reach and harsh environments.
●	AI and Machine Learning: We employ sophisticated proprietary AI algorithms to predict potential hazards, optimize maintenance schedules and enhance operational efficiency.
●	High-Resolution Visualization: Our solution provides detailed visual data, enabling accurate detection and monitoring of issues such as liquid leaks and bearing malfunctions.
●	Cloud-Based Analytics: The collected data is continuously analyzed on a secure cloud platform, offering customers both raw data and processed insights for improved decision-making.

Our vision-based sensing technology provides solutions across diverse PdM and CBM markets, and in harsh conditions as demonstrated in a variety of environments, including outer space during NASA’s Robotic Refueling Mission, or RRM3, the Israeli Air Force, the Israeli Ministry of Defense, a global international defense contractor and a leading Fortune 500 medical company.

AH-64 “Apache” Use Case

In 2016, a Boeing AH-64 Apache helicopter crashed when a hidden and rarely inspected safety nut became undone, causing the rotor blades to dis-attach in-flight and caused a Class A (major) accident with casualties. We developed a solution that uses vision-based sensors and trained AI algorithms to monitor and measure the size and number of threads in a bolt in real-time and automatically warn of out-of-synch events, preventing such critical future events.

Our solution was further developed to monitor safety critical and other components on the aircraft and today the solution has been procured for the SH-60 Seahawk helicopter and deployed on the AH-64 Apache and other operational platforms in Israel and globally.

Odysight TruVision System Architecture

Our specialized software collects, processes, detects, and records real time information from multiple sensors. The data is available in real-time through a user application or via our technician ground tool. Our modular integrated solution is comprised of a processing unit and multiple vision-based sensors that are integrated into hard-to-reach areas and monitoring safety critical components in real time. The solution is designed as an open architecture that supports both a full solution by the Odysight TruVision or integration with existing systems.

Our Business Model and Value Proposition

Our unique video-based sensors, embedded software and AI algorithms are currently being deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases. Our value proposition is based on providing actual condition of a platform in real-time, offering significant value through enhanced safety, efficiency and cost savings. Our big data analytics provide predictive insights regarding an entire system life cycle, spare parts management and smart prediction of system performance. The operational, financial and quality benefits of using the Odysight TruVision solution include the following:

Enhanced Safety. The Odysight TruVision solution enhances worker safety without sacrificing productivity and while minimizing planned and unexpected downtime. This is made possible by early detection of potential failures, which can prevent accidents and help to ensure the aircraft operates within safe parameters. In addition, our technology can endure extreme environments and has wireless capability, features that allow maintenance teams to conduct monitoring and visual inspection remotely, with such continuous monitoring and real-time analysis on the ground and in-flight operations reducing the risk of unexpected malfunctions. Our smarter approach collects data by placing multiple cameras on or near the moving parts of machines, allowing workers to conduct remote monitoring to assess the condition of a component or machine without having to touch the mechanical parts themselves, eliminating potential hazards of being exposed to those parts, including extreme environmental conditions, rotating equipment and accidents while climbing ladders, among others.

Increased Efficiency and Mission Capability. On average, organizations are estimated to lower their machine failure rates by 70 percent using a predictive maintenance program. Conducting condition-based monitoring using technologies that can gather and distribute sensor data enables maintenance teams to obtain real-time data on the health of a mechanical system, providing automated and precise detection of issues that minimizes the time needed for manual and human visual inspections and increases the mission capability of the platform. This provides enough forewarning to apply the appropriate maintenance tasks that will prevent failure. For example, our vision-based sensor reduces or replaces a significant part of the visual inspections required by maintenance teams in the aviation or transportation industries (i.e., checks for completeness, checks for existence, checks for proper installation, etc.), allowing technicians that oversee rotating and other equipment to conduct real-time monitoring of bearing malfunctions and deformations while the machine is in operation. Our technology can detect minuscule deformations that will eventually leave the bearings vulnerable to surface fatigue. AI algorithms can then forecast the time of failure. This not only helps ensure that the bearings are replaced, when necessary, but also prevents collateral damage to nearby components, machines or systems that would occur should the bearings fail.

Cost Savings. Predictive maintenance is estimated to cut maintenance costs by 5 to 10 percent. This is savings on costs related to inventory management, the personnel needed to install replacement components and more. Under conventional maintenance programs, in cases of emergencies and unexpected machine breakdown, these costs can multiply. With the foresight predictive maintenance provides into the health of a machine, organizations can reduce the frequency of unexpected machine breakdowns and optimized maintenance schedules, extending the lifespan of aircraft components and lowering replacement costs. Using predictive maintenance in lieu of other maintenance approaches that rely on rigid maintenance scheduling also means that costs are saved on servicing and replacing machine components that are still in good working order.

Improved Accuracy and Reliability. As physical assets, machines are vulnerable to deterioration. Our vision-based system and analysis ensures consistent and objective detection of issues, reducing human error and enhancing the reliability of maintenance predictions and interventions. The data analytics we provide offer maintenance teams with insights that help machines perform optimally as long as possible. The analysis of machine data from our vision-based sensing solution and analytics will highlight the situations in which components fail or breakdown frequently. Maintenance teams can use this information to minimize breakdowns.

Reduced Downtime. Unexpected downtime is expensive, and can be one of the largest money drains in Industry 4.0 organizations. For example, the unplanned downtime of machines is estimated to cost industrial manufacturers as much as $50 billion annually. The Odysight TruVision solution has been designed to eliminate unplanned downtime and allows maintenance teams to keep necessary, planned downtime to a minimum and at a more convenient, less disruptive schedule. This is a stark difference from other maintenance approaches, such as preventive maintenance, that can increase downtime by implementing either insufficient or excessive maintenance.

Advanced Training and Support. Real-time and historical visual information serve as powerful training tools for technicians, improving their skills and preparedness. Visual remote access capabilities allow for expert support and collaboration, even across different locations.

Our current business model is to identify customers interested in adding real-time visualization and analytics to their existing or new products. This model includes the initial kit sale including vision-based sensors, processing unit with embedded software and basic set of algorithms. This strategy allows for immediate revenue generation from system sales, and also set the base to create a steady stream of recurring revenue from multi-year software subscriptions services.

Our solution provides upsell opportunities including expanding algorithmic functionalities, additional applications, fleet management solutions and improved cloud management.

We have commercial agreements and purchase orders for hundreds of airborne systems of various original equipment manufacturers, or OEMs, in aerospace and have completed successful demonstration projects for various industrial users. We are in the process of developing additional applications for our vision-based sensing portfolio, which are anticipated to provide significant benefits to our customers.

Market Opportunity

We believe the Odysight TruVision solution has potential application across diverse industry verticals as it is a core technology. As the benefits of vision-based sensor technology become more widely accepted, we believe there are significant market opportunities available for our product offerings.

Based on industry reports and our estimates, the global predictive maintenance market was approximately $8 billion in 2024 and is projected to grow to approximately $34 billion by 2030, at a compound annual growth rate of approximately 30%. In the aerospace market alone, which constitutes commercial aviation, military rotorcraft, fixed wing aircraft and UAVs, we believe that our Aerospace TAM is currently more than $10 billion. We based our Aerospace TAM calculations on data from third-party industry and governmental sources regarding the total number of units that could utilize our vision-based sensor technology and on our estimates of an average selling price and extent of our market penetration. We believe the TAM for other verticals we are targeting such as Industry 4.0, transportation and energy eclipse that of aerospace.

In addition, the U.S. Department of Defense has mandated the use of predictive maintenance as a pro-active maintenance strategy to improve mission readiness and availability.

Our Competitive Strengths

We believe the following strengths have been instrumental to our success. We intend to continue to build on these strengths to position us for future growth and drive our profitability:

Predictive maintenance algorithmics using AI and machine learning. Our vision-based platforms use AI and machine learning engines, video analytics and proprietary algorithms. Our AI platforms enable our customers to detect anomalies and anticipate maintenance trends in real-time, improving planning and forecasting.

Vision-based specialized sensors. The Odysight TruVision solution utilizes high end device sensor technology coupled with software-defined products. With this combination, we develop new solutions for industry-specific requirements, constantly expanding our product offerings.

Compelling value proposition. We designed the Odysight TruVision solution to provide improved operating efficiency and safety, minimize maintenance costs, reduce downtime and extend operational life. In addition, our solution may be installed at the design stage as well as retrofit. Due to these advantages, we believe that our vision-based sensor solutions are appealing to customers seeking the benefits of condition based monitoring and predictive maintenance solutions in hard-to-reach locations and harsh environments.

Potential long-term growth due to recurring subscription-based model. Currently, our revenues are derived mostly from sales of the Odysight TruVision solution. As we expand the installed base of our solutions, we expect subscriptions for the continued support of our technology to become the foundation of our recurring revenue for sustainable growth over time.

Unique research and development capabilities and a robust intellectual property portfolio. We have invested in establishing strong research and development capabilities, including integrating hardware, software and algorithms to create an exceptional solution in a single optimized system. Our deep knowledge and intellectual property is protected by a broad patent portfolio, including 17 issued patents, seven of which are in the U.S., and 55 pending patent applications, 19 of which are in the U.S. (including provisional patent applications), as of the date of this Annual Report. We believe our intellectual property and know-how present a significant barrier to entry for our competitors.

Experienced management team. We are led by a highly experienced management team with a successful track record in predictive maintenance, condition-based monitoring, aerospace, software, algorithms, video analytics, optics and system engineering. Our team, under the leadership of our CEO Yehu Ofer, who has decades of industry experience, has effectively managed dynamic growth phases in organizations and commercialized products in various markets. Our senior management team brings a wealth of industry expertise, with decades of experience in leading both public and private companies. Additionally, our board of directors consists of exceptional leaders with a proven track record of building and managing businesses.

Our Growth Strategy

We believe we are well-positioned as a pioneer of PdM and CBM vision-based sensor technology. Our significant growth opportunities are focused on the aerospace vertical where we have achieved sales to leading clientele, as well as expansion into new verticals.

Acquire New Customers. We believe there is significant potential to attract new customers in the aerospace vertical, where we already have leading clients. Our products, which meet aerospace standards, combined with our management expertise, knowledge, and professional relationships, provide a strong foundation to engage with prospective clients. We plan to continue focusing on efficient growth by expanding our sales and marketing efforts to secure new customers.

Execute On Our Product Roadmap We continue to place a priority on innovation and product development to be competitive in our target markets over time to win new and expanded business opportunities. We believe the performance of the Odysight TruVision solution, in conjunction with the flexibility of our software, will allow us to continue providing new solutions to our customers and further develop the use cases for our systems across various vertical markets.

Extend Our Technology Leadership. We believe our ability to enable our customers to optimize their maintenance and leverage applied-AI solutions will contribute to our continued success. To support these efforts, we intend to make substantial investments in research and development, including in the areas of applied machine learning and AI technologies, to expand and strengthen our offerings and develop next generation products.

Position Ourselves as Leading PdM and CBM Solution Provider in Aerospace and Expand to New Verticals. We continue to sign new commercial agreements in the aerospace vertical and believe our solution is highly relevant and a value add in many aerospace platforms. In addition, we are working to develop new vertical opportunities, including transportation, energy and other industries.

Partner with Global Market Leading Corporations to Leverage their Commercial Position. We aim to leverage the global market position of leading corporations that we partner with to maximize our reach and impact. By partnering with these industry leaders, we believe that we will expand our market presence, strengthen brand credibility, accelerate growth, and optimize resources through their established networks, extensive distribution channels, and operational capabilities.

Sales and Marketing

We are focused on the aerospace vertical while we target Industry 4.0, transportation and energy markets where there is a growing need for our vision-based sensor technology. In the aerospace market we are already generating commercial revenues, in Industry 4.0, we are executing on proof of concept projects, in transportation, we received our first purchase order in December 2024 and in the energy market we are conducting initial discussions with potential customers.

Currently our main marketing efforts are focused on the Israeli and U.S. markets, with some efforts invested in pursuing opportunities in European and other top tier markets.

We are implementing a comprehensive sales and marketing approach that encourages widespread adoption of our products. Our aim is to sell the Odysight TruVision solution by targeting the Israeli home market, utilizing global platforms available in the U.S. and internationally. This involves addressing operators, OEMs, maintenance and repair organizations, and forming strategic partnerships with entities holding strong market positions that can benefit from our solution, providing them immediate value and a technological edge, thereby accelerating our sales and global expansion. Our direct interaction with OEMs, enables us to work with them from the design phase, providing for seamless integration of our solutions into their products. Our sales cycles vary from a few months to a few years, depending on the type and scale of engagement. Once a system is deployed, it may be utilized for several years.

To engage new customers, we employ various sales and marketing strategies. We employ several professional experienced sales managers in relevant fields of expertise, in addition to a team of consultants who analyze global trends and designated geographical territories to assist us in targeting potential customers.

Our marketing efforts include, but are not limited to, the following:

●	engaging third-party companies and local consultants as territorial representatives in key markets to target leading companies in relevant industries;

●	initiating business engagements based on leads received through our marketing efforts or through active interaction with key industry influencers,

●	conducting proof of concept demonstrations in order to evaluate the feasibility of integration of the Odysight TruVision solution for monitoring their systems and to demonstrate the significant value proposition of our technology to customers;

●	networking through personal contacts in the aerospace, defense, transportation, maritime, energy and medical industries; and

●	participating in major aerospace, defense, vision technology and other exhibitions as well as Industry 4.0 specific events.

Currently, we have four major customers that are expected to generate a substantial portion of our forecasted revenue in the near term.

In June 2022 we announced that we completed the verification and validation stage of our endoscopic camera solution with our Fortune 500 client, in January 2023 we announced the receipt of a $1.45 million order from this client, and in October 2023 we announced a solidified purchase order with this client and that formal commitments under the purchase order amount to a total of $3.3 million for fiscal year 2024. As of the date of this Annual Report, we have not received a purchase order from the Fortune 500 medical company customer with respect to 2025, and we do not expect to receive such purchase order for 2025, or if we do, it may be substantially lower in quantity than our 2024 purchase order from this customer. As this customer has accounted for the vast majority of our revenues to date, a lack of a sufficient order may lead to a significant decrease in our revenues in the near term, which in turn could result in us engaging in certain cost-cutting measures.

In February 2023, we announced the completion of a major development stage in equipping Elbit Systems Ltd.’s leading defense UAS aerial platforms with our real time video monitoring system. Through the program, our unique video-based sensors, embedded software, machine vision and algorithms support a variety of predictive maintenance and condition-based monitoring use cases for unmanned aerial vehicles. Since our technology features a modular open system architecture, it enables seamless integration with advanced unmanned aerial platforms.

In July 2023, we announced a collaboration with the Israel Aerospace Industries, or IAI, through which the IAI will utilize our advanced vision-based sensing and video analytics technology in a vision-based “health monitoring system” for UH-60 (Blackhawk) helicopters. By harnessing our multiple highly resilient video-based sensors, embedded software, video analytics and AI algorithms specifically designed for the UH-60 helicopter, this solution will provide real-time insights into the health of UH-60 helicopters, improving safety measures, minimizing downtime, optimizing spare parts management and enabling the implementation of predictive maintenance strategies.

In December 2023, we announced a strategic partnership to develop advanced applications for aerospace and industrial markets worldwide with SIPAL S.P.A., a leading company in Italy in the engineering sector. The goal of the collaboration is a next generation maintenance solution that will allow maintenance crews the ability to obtain and review real time visual inspection of an aircraft’s internal systems without the need to remove a single panel or a hatch.

In February 2024, we announced the receipt of a purchase order for our PdM system for an Israel Air Force Boeing AH-64 Apache attack helicopter prototype. The partnership marks a significant milestone, integrating our autonomous, vision-based monitoring and predictive maintenance technology into a leading attack helicopter. There are approximately 2,700 Boeing AH-64 Apache attack helicopters deployed worldwide.

In March 2024, we announced the receipt of a purchase order exceeding $1 million from a major international defense contractor for our vision-based sensor and AI analytics solution. The system will be installed in upgraded Lockheed Martin (Sikorsky) SH-60 Seahawk Maritime Rotary Wing Aircraft of the Israel Air Force. More than 4,000 UH-60 Black Hawk aircraft, and its variants such as the SH-60 Seahawk, are in service worldwide today.

In May 2024, we announced the receipt of a purchase order from Tel Aviv University for the Israeli Ministry of Defense for a bespoke system based on our proprietary vision-based sensors. In addition, in the same month, we announced the receipt of a purchase order for an engine guide vane monitoring system from France-based Safran Aircraft Engines.

In September 2024, we announced a purchase order exceeding $10 million with a leading international defense contractor for the integration of our vision-based sensor technology into a new UAV configuration as well as an existing UAV line. In the same month, we announced the receipt of a new repeat purchase order from NASA to support its high-speed aeronautical flight testing on aerospace vehicles.

In January 2025, we announced a collaboration with Israel Railways to develop an advanced monitoring and predictive maintenance system designed to prevent derailments and improve the safety and efficiency of the country’s rail network. This innovative solution, powered by artificial intelligence, aims to revolutionize Israel’s railway infrastructure by enhancing the performance, reliability, and safety of critical track switches.

Our purchase orders and collaborations generate revenue over a period ranging from a few months to several years. The variability in project durations and the potential for delays or changes in client needs further complicate our ability to forecast revenue with precision. As a result, there is an inherent uncertainty in predicting the exact timing and amount of revenue that will be generated from these activities.

In addition to our business development efforts that are mainly based on currently existing or future customer needs, we aim to identify new market opportunities. These efforts include systematic analysis of various industrial fields and procedures to identify where visualization solutions, including image analysis, might add value. When a potential opportunity is identified, we seek to protect our rights by establishing relevant intellectual property safeguards and developing prototypes for the required application.

Manufacturing and Supply

We rely on both in-house manufacturing together with outsourced manufacturing for a portion of the assembly of our vision-based sensor products. We manufacture the miniature cameras used in our vision-based sensor solution at our Omer location, while the manufacture of the processing units and handheld devices is outsourced to third parties. The camera is then assembled in our facilities into a finished system that is calibrated and tested by us for quality control.

Most of the components and parts we use in our manufacturing operations are available from more than one source. However, we obtain certain components from single source suppliers. For example, the number of suppliers engaged in the provision of miniature video sensors which are suitable for our CMOS technology mainly in the medical domain is very limited. As we do not have a direct general contract in place with these suppliers, there is no contractual commitment on the part of such suppliers for any set quantity of such sensors. In the event of an extended failure of a supplier or suppliers in this area, it is possible that we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes. Any inability or delay in finding a suitable replacement supplier or suppliers could negatively affect our business, financial condition, results of operations and reputation.

Our facility in Omer holds the following certifications: AS9100, ISO13485, IPC-A-610, and IPC-7711/7721. We have completed the process of implementing the ISO14001 Standard to comply with environmental management systems.

Research and Development

Our research and development activities are conducted internally by a team of 32 research and development staff based in Israel. Our development strategy is to identify features and products for the hardware and software that enhance and improve the performance of our solutions for our customers. The focus of our R&D team is to provide technological innovation and associated intellectual property that expands the value proposition of our vision-based sensor solutions.

Our research and development efforts focus on two main areas:

●	Multi-Camera Solutions: We are advancing our multi-camera technology, which utilizes advanced vision-based sensing and AI/ML processing focusing on sensing, computing and prediction.
●	Industrial Cloud-Based Products: We leverage our existing cloud environment to develop proof of concept and innovative industrial solutions.

Competition

Competition among providers of sensing solutions is characterized by extensive research efforts and rapid technological progress. There are currently several companies that develop and provide monitoring solutions for PdM and CBM. These monitoring solutions include the sensor itself, data collection and storage, AI processing, or a combination of these capabilities. CBM and PdM solutions are usually based on traditional sensing solutions such as vibration, temperature and acoustic sensors. Based on our research and discussions with customers, we believe these traditional sensing methods are limited in their ability to provide an in-depth view of the condition of the monitored components and usually alert on the occurrence of an anomaly when component failure has already occurred, which is too late in some cases. From an AI perspective, there are several vendors providing off-the-shelf AI capabilities which then require customization per market, use case, and/or data source. We believe that our more holistic approach and reliance on vision-based solutions creates richer and more informative data, leveraged by AI and machine learning algorithms, enabling our customers to more effectively deploy predictive maintenance programs.

We believe that our ability to compete successfully depends primarily on the following factors:

●	continuing to advance our vision-based sensor solution;

●	leveraging our data and AI capabilities;

●	maintaining and attracting customers;

●	developing and launching new products and transformative brands;

●	responding to changing customer demands in a timely manner;

●	maintaining the value and reputation of our brand;

●	attracting and retaining a team committed to innovation;

●	effectiveness of our products;

●	accessible pricing;

●	customer service; and

●	effectiveness of our marketing strategies.

Additional competitors may enter the market, and we are likely to encounter increased competition in the future. Any business combinations or mergers among our competitors that result in larger competitors with greater resources or distribution networks, or the acquisition of a competitor by a major technology corporation seeking to enter this business could further result in increased competition. Other companies, academic and research institutions or others may develop new technologies for products that are more effective than our vision-based sensor technology. Our technologies could be rendered obsolete by such developments.

Intellectual Property

Intellectual property is an important aspect of our business and we seek protection for our intellectual property rights as we deem appropriate. To establish and protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements. We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover our current and future products and technologies.

As of March 20, 2025, our patent portfolio included 17 issued patents, seven of which are in the U.S., and 55 pending patent applications, 19 of which are in the U.S. (including provisional patent applications). The issued U.S. patents are expected to expire between 2030 and 2042, in each case taking into account awarded patent term adjustments and extensions, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have a total of 19 patent families, 12 of which are in the predictive maintenance field and seven are related to imaging technology.

In January 2022, we entered into a patent cross-licensing arrangement with Japan-based Sumita Optical Glass, Inc. (Sumita), a specialty optical fiber technology company, pursuant to which we granted a non-exclusive license to Sumita to one of our imaging patent families in return for payment of royalties and a grant-back license to Odysight.ai of Sumita’s patents and patent applications related to fiber optics illumination. To date, only an immaterial amount of royalties has accrued.

We often initially submit applications to the USPTO as provisional patent applications. We sometimes continue by filing non-provisional patent applications under the Patent Cooperation Treaty, or the PCT, which is an international patent law treaty that provides a unified procedure for filing a single initial patent application to later seek patent protection for an invention in any number of the member states of the PCT. Although a PCT application does not itself issue as a patent, it acts as a placeholder allowing the applicant to seek protection in any of the member states through national-phase applications. In other cases, we file national applications claiming priority under the Paris Convention from the provisional patent applications.

We have trademark rights in our trade name and other brand elements in certain jurisdictions, including trademark applications and registrations in various jurisdictions around the world, including the U.S., Europe, Israel, Australia, Brazil, Canada, Japan and Korea.

We pursue the registration of domain names for websites that we use and that we consider material to the marketing of our products, including the odysight.ai domain.

We generally seek to enter into confidentiality agreements and proprietary rights agreements with our employees, consultants, contractors and suppliers and to control access to, and distribution of, our proprietary information and source code. However, we cannot guarantee that all applicable parties have executed such agreements. Such agreements can also be breached, and we may not have adequate remedies for any such breach.

Intellectual property laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, misappropriated or otherwise violated (see “Item 3 — Legal Proceedings”). Furthermore, the laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products and services with the same functionality as our products. Policing unauthorized use of our technology is difficult. Our competitors could also independently develop technologies like ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products and services incorporating those technologies. For more information regarding the risks relating to intellectual property, see “Item 1.A — Risk Factors — Risks Related to our Intellectual Property.”

Government Regulation

We are subject to a variety of laws, regulations and licensing requirements of U.S. federal, state and local authorities, including Israel. We are also required to obtain various licenses and permits from state, local and Israeli authorities in connection with the operation of our business.

Given that we do not manufacture or distribute end-user products and instead service businesses pursuant to a business-to-business model, we are subject to fewer regulatory standards commonly associated with manufacturers or distributors.

We manufacture and sell the Odysight TruVision solution that contains electronic components, and such components may contain materials that are subject to government regulation in both the locations where we develop, manufacture and assemble our products, as well as the locations where we sell our products. Among other things, certain applicable laws and regulations require or may in the future require the submission of annual reports to certain governmental agencies certifying that such products comply with applicable performance standards, the maintenance of manufacturing, testing and distribution records, and the reporting of certain product defects to such regulatory agency or consumers. If our products fail to comply with applicable regulations, we and/or our products could be subjected to a variety of enforcement actions or sanctions, such as product recalls, repairs or replacements, warning letters, untitled letters, safety alerts, injunctions, import alerts, administrative product detentions or seizures or civil penalties. The occurrence of any of the foregoing could harm our business, results of operations and financial condition.

Since we plan to operate on a global basis, we will be required to continually monitor applicable laws and regulations and engage in an ongoing compliance process to ensure that we and our suppliers are in compliance with existing laws and regulations, even as they change over time. If there is an unanticipated or onerous new law or regulation that significantly impacts our use of various components or requires more expensive components, such law or regulation could materially adversely affect our business, results of operations and financial condition.

In addition, some of our customers may require that we comply with unique requirements specific to their operations. For example, there exist U.S. Federal Aviation Administration and International Civil Aviation Organization requirements for certain airplane models to be subject to CE certification, a regulatory standard that verifies certain products are safe for sale and use in much of Europe. These and other requirements are applicable for the Odysight TruVision solution in various jurisdictions across the globe.

In our engagements with customers operating in the biomedical sector, we comply with the medical device standards in the corresponding territory, such as the FDA or ISO, among others. Compliance with these regulations is achieved through our QA department and the support we receive from highly experienced quality assurance and regulatory affairs consultants. In addition, we are audited annually by MEDCERT GmbH, a German Notified Body.

We are subject to a number of laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, competition and other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.

As we expand our operations internationally, we expect to be subject to other laws and regulations governing our international operations, including regulations administered by the governments of Israel, the U.S. and the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as trade control laws. Failure to comply with anti-corruption laws and trade control laws could subject us to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses.

Grants from the Israel Innovation Authority

On May 21, 2023, we were awarded a grant by the IIA. The purpose of this grant is to support and our production capabilities. Subject to our successfully achieving all predetermined milestones, the maximum grant amount that can be received is NIS 1 million (approximately US$ 277,777).

As of December 31, 2024, we received IIA royalty-bearing grants totaling approximately NIS 515,000 (approximately US$130,000).

We are committed to paying royalties to the IIA at a rate of approximately 1.0% to 3.5% on sales proceeds from our products (and related know-how and services) that were developed, in whole or in part, in connection with the IIA royalty-bearing grants we received under IIA programs, up to the total amount of royalty-bearing grants received, linked to the U.S. dollar and bearing annual interest at rates prescribed by the IIA’s rules and guidelines.

We may in the future apply to receive additional grants from the IIA. However, we cannot predict whether we will receive any future grants, or the amounts or the terms and conditions of any such grants.

In addition, as a result of certain agreements between Xylo Technologies Ltd. (formerly Medigus Ltd.), an Israeli company traded on Nasdaq, or Xylo Technologies and Odysight.ai Ltd., the IIA approved a transfer of IIA know-how developed by Xylo Technologies in the framework of the Bio Medical Photonic Consortium, or the Xylo Technologies Consortium. Accordingly, all rights and obligations with regard to the IIA under the Innovation Law, in connection with such know-how, now apply to us. The rights and obligations within the framework of our activity in the Xylo Technologies Consortium continue to apply to us notwithstanding the termination of the Xylo Technologies Consortium and include, among other things, the following:

(i)	The property rights to information which has been developed belongs to the Xylo Technologies Consortium member that developed it. However, the developing entity is obligated to provide the other members in the Xylo Technologies Consortium a license for the use of the new information, without consideration, provided that the other members do not transfer such information to any entity which is not a member of the Xylo Technologies Consortium. The provision of a license or of the right to use the new information to a third-party is subject to approval by the administration of the MAGNET Program at the IIA;

(ii)	The Xylo Technologies Consortium member is entitled to register a patent for the new information which has been developed by it within the framework of its activity in the Xylo Technologies Consortium. The foregoing registration does not require approval from the administration of the MAGNET Program at the IIA; and

(iii)	The know-how and technology developed under the program is subject to the restrictions set forth under the Innovation Law, including restrictions on the transfer of such know-how and any manufacturing rights with respect thereto, without first obtaining the approval of the IIA. Such approval may entail additional payments to the IIA, as determined under the Innovation Law and regulations.

In general, with regard to any IIA-funding, the Innovation Law requires, among other things, that the products developed as part of the programs under which the grants were given be manufactured in Israel, and restricts the ability to transfer know-how directly or indirectly funded by the IIA outside of Israel. A transfer for the purpose of the Innovation Law is generally interpreted very broadly and includes, among other things, any sale of the IIA-funded know-how, any license to develop the IIA-funded know-how or the products resulting from such IIA-funded know-how, grant of access to such knowhow, or any other transaction, which, in essence, involves a transfer of IIA-funded know-how. The transfer of IIA-funded know-how outside of Israel requires prior approval and may be subject to payment of a redemption fee to the IIA, calculated in accordance with a formula provided under the Innovation Law (which is subject to a cap of six times the total amount of the IIA grants received, plus interest). These restrictions may impair our ability to sell, license or otherwise transfer IIA-funded know-how outside of Israel.

In general, manufacturing of products developed with IIA-funded know-how outside of Israel also requires prior approval from the IIA. Even if we do receive approval to manufacture products developed with IIA-funded know-how outside of Israel, such transfer of manufacturing capacity outside of Israel may be subject to an increase in the amount of royalties payable, depending on the manufacturing volume that is performed outside of Israel, and to an increase in the rate of royalties. This restriction may impair our ability to outsource manufacturing or engage in our own manufacturing operations for those products or technologies.

The restrictions under the Innovation Law (including with respect to the restriction of the transfer of IIA-funded know-how and manufacturing outside of Israel) continue to apply even after payment of the full amount of royalties payable to the IIA in respect of grants. However, upon payment of the redemption fee on a transfer of IIA-funded know-how outside Israel, the obligations towards the IIA (including the obligation to pay royalties) and restrictions under the Innovation Law cease to apply.

We cannot be certain that any approval of the IIA will be obtained on terms that are acceptable to us, or at all. We may not receive the required approvals should we wish to transfer IIA-funded know-how and/or manufacture products developed with IIA-funded know-how outside of Israel in the future. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of IIA-funded know-how pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the IIA. If we fail to satisfy the conditions of the Innovation Law, we may be required to refund the amounts of the grants previously received, together with interest and penalties, and may become subject to criminal charges.

Subject to prior approval of the IIA, we may transfer the IIA-funded know-how to another Israeli company. If the IIA-funded know-how is transferred to another Israeli entity, the transfer would still require IIA approval but will not be subject to the payment of the redemption fee (however, there may be an obligation to pay royalties to the IIA from the income of such sale transaction as part of the royalty payment obligation). In such case, the acquiring company would have to assume all of the applicable restrictions and obligations towards the IIA (including the restrictions on the transfer of know-how and manufacturing outside of Israel) as a condition to the IIA’s approval.

Investment by a foreign entity in an IIA-funded company, following which the non-Israeli entity becomes an “interested party” in the company (e.g., holds, directly or indirectly, at least 5% of the shares of the funded company or has a right to appoint a director), including an acquisition of 100% of the shares of an IIA-funded company, requires notification to the IIA of the transaction and an undertaking signed by the non-Israeli investor to comply with the Innovation Law.

Human Capital Resources

Our key human capital management objectives are to attract, retain and develop the highest quality talent throughout our company. To support these objectives, we strive to provide our employees good working conditions and competitive pay, as well as a wide range of benefits programs to eligible employees. We regularly evaluate our benefits programs and policies to meet present and future employee needs and desires. Programs and policies applicable to our employees generally include, but are not limited to, benefits programs, equity compensation plans, flexible work schedules, diversity and inclusion initiatives, professional development opportunities, paid time-off policies and recognition and rewards programs.

As of the date of this Annual Report, we have four officers which consists of a Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Senior VP of Product Portfolio, all of whom are engaged on a full-time basis. As of the date of this Annual Report, we had 61 employees in full- or part-time capacities. Our employees are all located in Israel.

None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with all our employees.

All of our employment agreements include customary provisions with respect to non-competition, assignment to us of intellectual property rights developed in the course of employment and confidentiality. Our consulting agreements with our agents and partners include provisions with respect to assignment to us of intellectual property rights developed in the course of their engagement as well as confidentiality. The enforceability of such provisions may be limited under applicable law.

Organizational History

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

On January 10, 2019, we formed Canna Patch Ltd., or Canna Patch, an Israeli corporation. Canna Patch did not have any operations and, on December 4, 2019, we sold 100% of our holdings in Canna Patch.

On September 16, 2019, Intellisense and Xylo Technologies entered into an exchange agreement pursuant to which, on December 30, 2019, we acquired from Xylo Technologies all of the issued and outstanding share capital of ScoutCam Ltd. On December 31, 2019, we changed our name to ScoutCam Inc. Following this acquisition, we integrated and fully adopted the acquired miniaturized imaging business into the company as our primary business activity.

On December 1, 2019, Xylo Technologies and Odysight.ai Ltd. consummated a certain Amended and Restated Asset Transfer Agreement, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business. On May 18, 2020, we and Xylo Technologies entered into a certain Side Letter Agreement, whereby the parties agreed to amend certain terms of the Amended and Restated Asset Transfer Agreement and related documents.

On April 20, 2020, Odysight.ai Ltd. entered into an Amended and Restated Intercompany Services Agreement with Xylo Technologies, which effectively amended and restated an intercompany services agreement dated May 30, 2019.

On June 5, 2023, we changed our name to Odysight.ai Inc. In addition, our trading symbol on the OTCQB was changed from “SCTC” to “ODYS”, effective as of February 13, 2024.

On February 28, 2024, we formed D. VIEW Ltd., a private company organized under the laws of the State of Israel and a wholly owned subsidiary of Odysight.ai Inc., to act as a local agent for the defense market in Israel.

On January 9, 2025, we formed an additional wholly-owned subsidiary, Odysight.Ai Eu S.r.l., a private company organized under the laws of Italy.

On February 11, 2025, our common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”.

item 1a. risk factors

Risk Factor Summary

Investing in our securities involves substantial risk. The risks described under the heading “Risk Factors” immediately following this summary may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges include the following:

●	We have a limited operating history and may not be able to successfully operate our business or execute our business plan.

●	We have a history of losses and anticipate that we will continue to incur significant losses for the foreseeable future.

●	We may need to raise additional capital before we can expect to become profitable from sales of our solutions. This additional capital may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

●	It is difficult to forecast our future performance, which may cause our financial results to fluctuate unpredictably.

●	Backlog may not be realized or may not result in revenue or profit.

●	Our sales cycles are long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to predict when, if at all, we will obtain new customers and when we will generate revenue from those customers.

●	Our future growth and success are highly dependent upon large-scale adoption of the Odysight TruVision solution in the markets in which we compete.

●	If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with business targets and third parties to perform these services, we may not be successful in commercializing our products and technology.

●	Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

●	An agreement with one of our customers includes exclusivity provisions, and other agreements include limitations on our ability to sell products to other customers, and restrictions on the use of intellectual property. Such limitations may prevent us from selling certain products to third parties without the prior consent of the customers, and may limit our ability to use certain elements of intellectual property developed by funds received under these agreements.

●	If we are unable to ensure that the Odysight TruVision solution interoperates with a variety of hardware and software platforms that are developed by others, including our partners, we may become less competitive and our business may be harmed.

●	If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to grow our company, we may not be able to produce, market, service and sell the Odysight TruVision solution successfully.

●	We incorporate artificial intelligence, or AI, and machine learning, or ML, into some of our products. This technology is new and developing and may present both compliance and reputational risks.

●	Failure to make competitive technological advances will put us at a disadvantage and may lead to negative operational and financial outcomes.

●	We have four customers that account for a substantial portion of our revenues, and our result of our operation could be harmed were we to lose these customers or receive lower than expected purchase orders.

●	Our reliance on third-party suppliers for most of the components of our products could harm our ability to meet demand for our products in a timely and cost-effective manner.

●	We may not be able to manage our strategic partners effectively.

●	We face competition from providers of sensing solutions. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer, and we may never be profitable.

●	Our inability to retain key members of our senior management could impair our future success.

●	The estimates and forecasts of market opportunity and market growth included in this Annual Report may prove to be inaccurate, and we cannot assure you our business will grow at similar rates, or at all, or that we will be able to address, fully or at all, the markets we believe represent our market opportunity.

●	Adverse conditions in the aerospace, industrial, transportation, energy and medical markets or the global economy more generally could have adverse effects on our results of operations.

●	Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost or if we incur significant losses, increased costs or harm to our reputation or brand as a result of product liability claims or product recalls.

●	We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various countries concerning the manufacturing, use, distribution and sale of our vision-based sensor products. Some of our customers also require that we comply with other unique requirements relating to these matters.

●

We and our third-party vendors face cybersecurity risks and may incur increasing costs in an effort to mitigate those risks, and if we fail to prevent data security breaches, there may be damage to our reputation, material financial penalties and legal liability, which would materially adversely affect our business, results of operations and financial condition.

●	If we are unable to obtain, maintain and protect effective intellectual property rights for our products, we may not be able to compete effectively in our markets.

●	Intellectual property rights of third parties could adversely affect our ability to commercialize our products, and we might be required to litigate or obtain licenses from third parties in order to develop or market our products. Such litigation or licenses could be costly or not available on commercially reasonable terms.

●	The market price of our shares of common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose all or part of your investment.

●	Sales of a substantial number of our shares of common stock in the public market by our existing shareholders could cause our share price to fall.

●	If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

●	There can be no assurances that our common stock will not be subject to delisting if we do not continue to maintain the listing requirements of Nasdaq.

●	Our headquarters and other significant operations are located in Israel and therefore, our business, results of operation and financial condition may be adversely affected by political, economic and military instability in Israel.

Investing in our shares of common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, in addition to the other information included elsewhere in this Annual Report, including the consolidated financial statements and the related notes, before purchasing our shares of common stock. If any of the following risks actually occurs, our business, financial condition, cash flows and results of operations could be negatively impacted. In that case, the trading price of our shares of common stock would likely decline and you might lose all or part of your investment. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to Our Business and Financial Condition

We have a limited operating history and may not be able to successfully operate our business or execute our business plan.

Although we were incorporated in 2013, we have only been pursuing our current business that is focused on the PdM and CBM markets only since 2021. Given our limited operating history, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses, and difficulties associated with early-stage enterprises. Such risks include, but are not limited to, the following:

●	the absence of a lengthy operating history in our current business;

●	potential for ongoing operating losses;

●	our ability to anticipate and adapt to a developing market(s);

●	acceptance of our products in the markets we are targeting;

●	introducing innovation to industries that are slow to adopt change;

●	development risks and implementation of new software and algorithm for AI and cloud utilization;

●	insufficient capital to fully realize our operating plan;

●	a competitive environment;

●	the ability to identify, attract, and retain qualified personnel; and

●	operating in an environment that is highly regulated by a number of agencies.

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

We have a history of losses and anticipate that we will continue to incur significant losses for the foreseeable future.

We have incurred net losses nearly every year since our inception and every year since 2021, when we began pursuing our current business that is focused on the PdM and CBM markets. We have incurred an accumulated deficit of approximately $46 million as of December 31, 2024. For the years ended December 31, 2024 and 2023, we had net losses of $11.8 million and $9.4 million, respectively.

We have devoted substantially all of our financial resources to the Odysight TruVision solution. We have financed our operations primarily through the issuance of equity securities. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity and ramp up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Failure to become profitable would materially and adversely affect the value of your investment. The amount of our future net losses will depend, in part, on the rate of penetration in the markets we are targeting, the rate of our future expenditures and our continued ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We anticipate that our expenses will increase substantially if and as we:

●	continue the development of our products for a wider portfolio of products;

●	establish a sales, marketing, distribution and technical support infrastructure to support the ramp up of our operations;

●	seek to maintain, protect and expand our intellectual property portfolio;

●	seek to attract and retain skilled personnel; and

●	create additional infrastructure to support our operations as a public company and our product development.

We may need to raise additional capital before we can expect to become profitable from sales of Odysight solutions. This additional capital may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Based on our current business plan, we believe our current cash and cash equivalents and anticipated cash flow from operations, will be sufficient to meet our anticipated cash requirements over at least the next 12 months from the date of this Annual Report. We may need to raise additional capital before we can expect to become profitable from sales of Odysight solutions and may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares of common stock to decline.

The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of our products or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations.

It is difficult to forecast our future performance, which may cause our financial results to fluctuate unpredictably.

While in 2023 we had one major customer, a Fortune 500 medical company, which accounted for approximately 98% of our revenues, for 2024 we had four customers which accounted for approximately 99% of our revenues in the aggregate. Our first revenues from the predictive maintenance and condition-based monitoring markets were generated in 2023. As of the date of this Annual Report, we have not received a purchase order from the Fortune 500 medical company customer with respect to 2025, and we do not expect to receive such purchase order for 2025, or if we do, it may be substantially lower in quantity than our 2024 purchase order from this customer. As this customer has accounted for the vast majority of our revenues to date, a lack of a sufficient order may lead to a significant decrease in our revenues in the near term, which in turn could result in us engaging in certain cost-cutting measures. Furthermore, because we do not yet have an established commercial operating history, and because the market for our products may rapidly evolve, it is hard for us to predict our future performance. Therefore, it may be difficult to evaluate our business and prospects and any predictions about our future performance may not be accurate.

Backlog may not be realized or may not result in revenue or profit.

Backlog is measured and defined differently by companies within our industry. We refer to “backlog” as our booked orders based on purchase orders or hard commitments but not yet recognized as revenue. Backlog is not a comprehensive indicator of future revenue and is not a measure of profitability. Orders included in backlog may be cancelled or rescheduled by customers. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. Projects may remain in backlog for extended periods of time. Given these factors, our backlog at any point in time may not accurately represent the revenue that we will realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

Our sales cycles are long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to predict when, if at all, we will obtain new customers and when we will generate revenue from those customers.

In the vision-based sensor markets which we are targeting, the decision to adopt our products generally requires the approval of multiple technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, before a customer will commit to deploy our products at scale, they require extensive education about our products, multiple testing opportunities and engagement in protracted pricing negotiations. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these customers.

In addition, the size of potential customers may lead to extended sales cycles. For instance, we invest resources into sales to large organizations that typically undertake a significant evaluation and negotiation process due to their size, organizational structure and approval requirements. Large organizations typically demand additional features, support services and pricing concessions during the negotiation process or require additional security management or control features. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective customer and before we are able to generate any revenue from such agreement. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses. If we are not successful in targeting, supporting and streamlining our sales processes and if revenue expected to be generated from a prospective customer is not realized in the time period expected or not realized at all, our ability to grow our business, and our operating results and financial condition, may be adversely affected. If our sales cycles lengthen, our future revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline.

Our future growth and success are highly dependent upon large-scale adoption of the Odysight TruVision solution in the markets we compete.

While we are establishing ourselves as a leading vision-based sensor technology company, our future growth depends upon large-scale adoption of the Odysight TruVision solution. Although we anticipate continued market penetration for the Odysight TruVision solution, there is no guarantee of such future demand, or that our products will remain competitive. If our technology and products or any future product that we may develop does not achieve an adequate level of acceptance, or does not garner significant commercial appeal, we may not generate significant revenue and may not become profitable. The degree of market acceptance will depend on a number of factors, including:

●	the cost, safety, efficacy/performance, perceived value and convenience of our technology and any current or future product that we may develop;

●	the ability of third parties to enter into relationships with us;

●	the effectiveness of our sales and marketing efforts;

●	the strength of marketing and distribution support for, and timing of market introduction of, competing technology and products;

●	government regulations and economic incentives;

●	our ability to scale up our operations to meet anticipated demand; and

●	publicity concerning our technology or products or competing technology and products.

Our efforts to penetrate industries and educate the marketplace regarding the benefits of our vision-based sensory technology, and reasons to seek the commissioning of products based on our technology, may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional sensing technologies, and these resources may not available to us.

If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with business targets and third parties to perform these services, we may not be successful in commercializing our products and technology.

Given that we are a business-to-business, or B2B, and business-to-government, or B2G, company, our business is reliant on our ability to successfully attract potential business targets. Furthermore, we have a limited sales and marketing infrastructure and have limited experience in the sale, marketing or distribution of our technologies beyond the B2B and B2G model. To achieve commercial success for our technologies or any future developed product, we will need to establish a sales and marketing infrastructure or to out-license such future products.

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

If we are unable to establish our own sales, marketing and distribution capabilities for the markets we are targeting or enter into successful arrangements with third parties to perform these services, we will not be successful in commercializing our technologies or any future products we may develop, and our revenues and profitability may be materially adversely affected.

Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We sell to governmental agency customers, as well as to customers in highly regulated industries such as defense. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding reductions or delays, which may adversely affect public sector demand for our products and services. Government contracting requirements may change and restrict our ability to sell into the government sector. Government demand and payment for the Odysight TruVision solution is affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products.

Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and may be less favorable than terms agreed to with other customers. Government entities and highly regulated organizations typically have longer implementation cycles, sometimes require acceptance provisions that can lead to a delay in revenue recognition, can have more complex IT and data environments and may expect greater payment flexibility from vendors.

Contracts with governmental entities may also include preferential pricing terms, such as “most favored customer” pricing. In the event that we are successful in being awarded a government contract, the award may be subject to appeals, disputes or litigation, including but not limited to bid protests by unsuccessful bidders.

As a government contractor or subcontractor, we must comply with laws, regulations and contractual provisions relating to the formation, administration and performance of government contracts, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations or contractual provisions, we may be subject to non-ordinary course audits and internal investigations, which may prove costly to our business, divert management time or limit our ability to continue selling our products and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements could lead to claims for damages from our partners, downward contract price adjustments or refund obligations, civil or criminal penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, results of operations, financial condition, public perception and growth prospects.

Governmental and highly regulated entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition and results of operations. All these factors can add further risk to business conducted with these customers. If sales expected from a government entity or highly regulated organization for a particular period are not realized in that period or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

An agreement with one of our customers includes exclusivity provisions, and other agreements include limitations on our ability to sell products to other customers, and restrictions on the use of intellectual property. Such limitations may prevent us from selling certain products to third parties without prior consent of the customers, and may limit our ability to use certain elements of intellectual property developed by funds received under these agreements.

One of our commercial agreements with a customer includes exclusivity provisions affecting our ability to sell the underlying product to third parties in the same segment, while certain other commercial agreements, with the Israeli Ministry of Defense for example, include restrictions on the sale of the products developed under these agreements, and limitations on the use of certain elements of intellectual property. Such agreements may also require payment of royalties to the Ministry of Defense in the event of sale of such products to third parties.

We believe that such exclusivity provisions and limitations promote the development, trust and help facilitate the penetration of innovative new products and solutions. Such undertakings are typically limited to specific products or components, apply only in specific segments, and are limited in their duration. Such exclusivity provisions and limitations, however, may affect our ability to sell these products to third parties in the restricted markets or utilizing intellectual property developed under such agreements, which could slow or prevent our future growth.

If we are unable to ensure that the Odysight TruVision solution interoperates with a variety of hardware and software platforms that are developed by others, including our partners, we may become less competitive and our business may be harmed.

The Odysight TruVision solution must integrate with a variety of hardware and software platforms, and we need to continuously modify and enhance the Odysight TruVision solution to adapt to changes in hardware and software technologies. Third-party services and products are constantly evolving, and we may not be able to modify Odysight TruVision solution to assure their compatibility with that of other third parties as they continue to develop or emerge in the future, or we may not be able to make such modifications in a timely and cost-effective manner. In addition, some of our competitors may be able to disrupt the operations or compatibility of the Odysight TruVision solution with their products or services, or exert strong business influence on our ability to, and terms on which we, operate the Odysight TruVision solution. Should any of our competitors modify their products or standards in a manner that degrades the functionality of the Odysight TruVision solution or gives preferential treatment to our competitors or competitive products, whether to enhance their competitive position or for any other reason, the interoperability of the Odysight TruVision solution with these products could decrease and our business, results of operations and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party applications in the future, our business, results of operations and financial condition would be harmed.

If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to grow our company, we may not be able to produce, market, service and sell the Odysight TruVision solution successfully.

We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, expanding existing production facilities and establishing new facilities, and implementing administrative infrastructure, systems and processes. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Failure to expand operational and financial systems in a timely or efficient manner may result in operating inefficiencies, which could increase costs and expenses to a greater extent than we anticipate and may also prevent us from successfully executing our business plan. We may not be able to offset the costs of operation expansion by leveraging the economies of scale from our growth in negotiations with our suppliers and contract manufacturers. Additionally, if we increase our operating expenses in anticipation of the growth of our business and this growth falls short of our expectations, our financial results will be materially adversely impacted.

If our business grows, we will have to manage additional product design projects, materials procurement processes and sales and marketing efforts for an increasing number of products, as well as expand the number and scope of our relationships with suppliers, distributors and end customers. If we fail to manage these additional responsibilities and relationships successfully, we may incur significant costs, which may materially adversely impact our operating results. Additionally, in our efforts to be first to market with new products with innovative functionality and features, we may devote research and development resources to products and product features for which a market does not develop quickly, or at all. If we are not able to predict market trends accurately, we may not benefit from such research and development activities, and our results of operations may suffer.

As our future development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and legal personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to manage these growth activities. In particular, a period of significant growth in the number of personnel could place a strain upon our management systems and resources. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, failure to deliver or timely deliver our products to customers, loss of employees and reduced productivity among remaining employees. In addition, our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional new products.

Our future will depend in part on the ability of our officers and other key employees to implement and improve financial and management controls, reporting systems and procedures on a timely basis and to expand, train, motivate and manage our workforce. Our current and planned personnel, systems, procedures and controls may be inadequate to support our future operations. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy.

Furthermore, we have no experience to date in high-volume manufacturing of our products and we cannot assure that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market the Odysight TruVision solution as our operations expand. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.

We incorporate artificial intelligence, or AI, and machine learning, or ML, into some of our products. This technology is new and developing and may present both compliance and reputational risks.

We rely on AI and machine learning in the operation of some our vision-based sensing products. The AI models that we use are trained using various data sets. If our AI models are incorrectly designed or implemented or do not receive pictures or visual data, they may produce inaccurate or unreliable results, negatively impacting the performance and reliability of the Odysight TruVision solution. The effectiveness of our AI models depends on the quality and completeness of the data used for training. If the data is incomplete, inadequate, or biased, it could lead to suboptimal model performance, impairing the functionality of the Odysight TruVision solution. Any malfunction or unexpected behavior in our AI-driven systems could disrupt our operations, leading to increased downtime and higher maintenance costs for our customers, and potential loss of revenue. Additionally, failures in the performance of our AI models could damage our reputation, erode customer trust, and result in loss of business and negative publicity.

Failure to make competitive technological advances will put us at a disadvantage and may lead to negative operational and financial outcomes.

Continuing technological changes in the market for the Odysight TruVision solution could make our products less competitive or obsolete, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our existing product and service offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which it offers products. Delays in introducing the Odysight TruVision solution and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to purchase our competitors’ products. If we are unable to devote adequate resources to develop new products or cannot otherwise successfully develop new products or enhancements that meet customer requirements on a timely basis, our products may no longer be as marketable as compared to competitors and we could lose a substantial portion of our market share in those products, resulting in a potential decline in our revenue and greater operating losses.

In addition, research and development activities are inherently uncertain, and as such, we might encounter practical difficulties in commercializing our research and development results, which could result in excessive research and development expenses or delays. If we are unable to keep up with technological developments in the industry and anticipate market trends, or if new technologies render our technologies or solutions obsolete, customers may no longer be attracted to our products. As a result, our business, results of operations and financial condition would be materially and adversely affected.

We have four customers that account for a substantial portion of our revenues, and our result of our operation could be harmed were we to lose these customers or receive lower than expected purchase orders.

While in 2023 we had one major customer which accounted for approximately 98% of our revenues, in 2024 we had four customers which accounted for approximately 99% of our revenues in the aggregate. Our first revenues from the predictive maintenance and condition-based monitoring markets were generated in 2023. As of the date of this Annual Report, we have not received a purchase order from the Fortune 500 medical company customer with respect to a 2025, and we do not expect to receive such purchase order for 2025, or if we do, it may be substantially lower in quantity than our 2024 purchase order from this customer. As this customer has accounted for the vast majority of our revenues to date, a lack of a sufficient order may lead to a significant decrease in our revenues in the near term, which in turn could result in us engaging in certain cost-cutting measures. In addition, if we lose this or any of our other customers or we receive lower than expected purchase orders, our revenues would decline significantly, and our business would be harmed.

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

Most of the components and parts we use in our manufacturing operations are available from more than one source. However, we obtain certain components from single source suppliers. For example, the number of suppliers engaged in the provision of miniature video sensors which are suitable for our complementary metal-oxide semiconductor, or CMOS, technology that we utilize mainly in the medical domain is very limited. As we do not have a direct general contract in place with these suppliers, there is no contractual commitment on the part of such suppliers for any set quantity of such sensors. In the event of an extended failure of a supplier in this area, it is possible that we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes and any inability or delay in finding a suitable replacement supplier could negatively affect our business, financial condition, results of operations and reputation.

We are also subject to other risks inherent in the manufacturing of our products and their supply chain, including industrial accidents, natural disasters (including as a result of climate change), environmental events, strikes and other labor disputes, capacity constraints, disruptions in material or packaging supplies, global shortages, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control and safety issues, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as other external factors over which we have no control. If such an event were to occur, it could have an adverse effect on our business, financial condition and results of operations.

In addition, if we cannot supply current products or future potentially developed products due to a lack of components or are unable to utilize other components in a timely manner, our business will be significantly harmed. If inventory shortages occur, they could be expected to have a material adverse effect on our future revenues and ability to effectively project future sales and operating results.

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

We face competition from providers of sensing solutions. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer, and we may never be profitable.

Competition among providers of sensing solutions is characterized by extensive research and development efforts and rapid technological progress. There are currently several companies that develop and provide monitoring solutions for PdM and CBM. These monitoring solutions can be the sensor itself, data collection and storage, AI processing or a combination of these capabilities. The PdM and CBM solutions are usually based on traditional sensing solutions such as vibration, temperature and acoustic sensors. Based on our research and discussions with customers, we believe these traditional sensing methods are limited in their ability to provide an in-depth view of the condition of the monitored components and usually alert on the occurrence of an anomaly when component failure has already occurred, which is too late in some cases. From an AI perspective, there are several vendors providing off-the-shelf AI capabilities which then require customization per market, use case and/or data source. We believe that our more holistic approach and reliance on vision-based solutions creates richer and more informative data, leveraged by AI and machine learning algorithms, enabling our customers to more effectively deploy predictive maintenance programs.

We compete primarily on the basis of product range, product features, industry certifications, reliability, brand, reputation and service and support. We believe we have a competitive advantage as the sole company we are aware of that is developing and marketing vision-based sensing which target PdM and CBM applications, providing comprehensive solutions as well as superior products for vision systems across a broad range of markets, applications and geographies. However, we expect our competitors to continue to develop and introduce new products and to enhance their existing products, which could cause a decline in demand for our products. Our competitors may also improve their manufacturing processes or expand their manufacturing capacity, which could make it more difficult or expensive for us to compete successfully. In addition, our competitors could enter into exclusive arrangements with our existing or potential customers or suppliers, which could limit our ability, or make it significantly more expensive, to produce our products or to generate sales.

Some of our competitors may have greater financial, technical and marketing resources than we do and may be able to devote greater resources to promoting and selling their products. Unlike many of our competitors who specialize in a single or limited number of product lines, we have a portfolio of product lines and must allocate resources across these businesses. As a result, we may invest less in certain areas of our business than our competitors invest in competing businesses, and our competitors may therefore have greater financial, technical and marketing resources available to them with respect to these businesses.

Some of our competitors may also incur fewer expenses than we do in creating, marketing and selling certain products and may face fewer risks in introducing new products to the market. This circumstance results from the nature of our business model, which is based on providing innovative and high-quality vision-based sensing products and therefore may require that we spend a proportionately greater amount on research and development than some of our competitors. If our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our business, financial condition and results of operations.

Our insurance coverage may be inadequate to protect against the potential hazards incident to our business.

We maintain property, product liability, cybersecurity, casualty and directors and officers’ liability insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from interruptions in our production capability, product liability claims relating to the products we manufacture or claims relating to safety incidents. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may, in the future, increase substantially. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, our insurers could deny coverage for claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, our business, financial condition or results of operations could be materially adversely affected.

Our inability to retain key members of our senior management could impair our future success.

Our future success depends substantially on the continued services of our executive officers and certain other key employees, including, but not limited to, Yehu Ofer, our Chief Executive Officer, Einav Brenner, our Chief Financial Officer, Eli Israeli, our Chief Technology Officer and Jacob Avinu, our Senior VP of Product Portfolio. If one or more of our executive officers were unable or unwilling to continue in their present position, we might not be able to replace them easily or at all. In addition, if any of our executive officers joins a competitor or forms a competing company, we may lose experience, know-how, key professionals and staff members as well as business partners. Some of these executive officers could develop vision-based sensor technologies that could compete with and take customers and market share away from us. Should we lose the services of any member of our senior management team or key personnel, replacing such personnel could involve a prolonged search, diverting management time and attention, and we may not be able to locate and hire a qualified replacement. We do not carry key-man insurance to mitigate the financial effect of losing the services of any member of our management team.

We rely on highly skilled personnel, and if we are unable to attract, retain or motivate qualified personnel, we may not be able to operate our business effectively.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, as well as our ability to attract and retain skilled employees. Competition for highly skilled management, technical, research and development and other employees is intense, and we may not be able to attract or retain highly qualified personnel in the future. Our long-term incentive programs may not be attractive enough or perform sufficiently to attract or retain qualified personnel.

If a significant portion of our employees leave us, we might fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition and results of operations could be adversely affected.

Our success also depends on our having highly trained financial, technical, R&D, sales and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our Company could impede our ability to increase revenues from our existing technology and services, ensure full compliance with international and federal regulations, or launch new product offerings and would have an adverse effect on our business and financial results.

Further, the volatility of our stock price may make our equity compensation less attractive to current and potential employees.

The estimates and forecasts of market opportunity and market growth included in this Annual Report may prove to be inaccurate, and we cannot assure you our business will grow at similar rates, or at all, or that we will be able to address, fully or at all, the markets we believe represent our market opportunity.

The estimates and forecasts of market size and opportunity and of market growth included in this Annual Report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Annual Report of the size of the markets that we may be able to address and the growth in these markets are subject to many assumptions and may prove to be inaccurate. Further, we may not be able to address fully the markets that we believe we can address, and we cannot be sure that these markets will grow at historical rates or the rates we expect for the future. Even if we are able to address the markets that we believe represent our market opportunity and even if these markets experience the growth we expect, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates and forecasts of market size and opportunity and of market growth included in this Annual Report may not be indicative of our future growth.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom, European Union and Australia, among others, have each imposed export controls on certain products and/or financial and economic sanctions relating to Russia, including on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we believe some shortages in materials, increased costs for raw material and other supply chain issues are at least partially attributable to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, additional supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described herein under “Risk Factors.”

International operations will expose us to additional market and operational risks, and failure to manage these risks may adversely affect our business and operating results.

In the future, we expect to derive a substantial percentage of our sales from international markets. Accordingly, we expect face significant operational risks from doing business internationally, including:

●	fluctuations in foreign currency exchange rates;

●	potentially longer sales and payment cycles;

●	potentially greater difficulties in collecting accounts receivable;

●	potentially adverse tax consequences;

●	reduced protection of intellectual property rights in certain countries, particularly in Asia and South America;

●	difficulties in staffing and managing foreign operations, including cultural differences between countries and language barriers;

●	laws and business practices favoring local competition;

●	costs and difficulties of customizing products for foreign countries;

●	compliance with a wide variety of complex foreign laws, treaties and regulations;

●	a worldwide health crisis, such as the COVID-19 pandemic, which may cause us, third-party vendors and manufacturers and/or customers to temporarily suspend our or their respective operations in the affected city or country;

●	tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets; and

●	being subject to the laws, regulations and the court systems of many jurisdictions.

Further, international trade conflicts could have negative consequences on the demand for our products and services outside Israel. Other risks of doing business internationally include political and economic instability in the countries of our customers and suppliers, changes in diplomatic and trade relationships and increasing instances of terrorism worldwide. Some of these risks may be affected by Israel’s overall economic, political and military situation. See “Item 1A. Risk Factors – Risks Related to our Operations in Israel – Our headquarters and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel” for further information.

Our failure to manage the market and operational risks associated with our international operations effectively could limit the future growth of our business and materially adversely affect our results of operations.

Adverse conditions in the aerospace, industrial, transportation and energy markets or the global economy more generally could have adverse effects on our results of operations.

While we make strategic planning decisions based on the assumption that the aerospace, industrial, transportation and energy markets that we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the aerospace, industrial, transportation, energy and medical markets and the global economy generally. Aerospace and transportation in particular are highly cyclical markets and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements and political volatility, especially in energy-producing countries and growth markets. In addition, our production and sales are affected by our customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors. Any significant adverse change in any of these factors may result in a reduction in sales of Odysight solutions and could have a material adverse effect on our business, results of operations and financial condition.

General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the United States or internationally, including as a result of continuing uncertainty from any resurgence of the COVID-19 or other pandemic outbreaks, the ongoing Russia-Ukraine military conflict or conflicts in the Middle East, could adversely affect demand for the Odysight TruVision solution and make it difficult to accurately forecast and plan our future business activities.

Global markets have been experiencing volatility and disruption due to interest rate and inflation increases as well as the continued escalation of geopolitical tensions. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued inflationary pressures. We may find that we need to give higher than normal raises to employees or start new employees at higher wage and/or benefit rates, while not be able to price the higher costs through to customers.

Risks Related to Regulation

Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost or if we incur significant losses, increased costs or harm to our reputation or brand as a result of product liability claims or product recalls.

In order to maintain and increase our net sales and reach and sustain profitable operations, we must produce high-quality products on a large-scale basis at acceptable manufacturing costs and yields. If we are unable to maintain the quality and performance of the Odysight TruVision solution at acceptable costs, our brand, the market acceptance of our products and our results of operations would suffer. As we regularly modify our product lines and introduce changes to our manufacturing processes or incorporate new raw materials, we may encounter unanticipated issues with product quality or production delays. Regulatory, safety or reliability developments, many of which may be outside of our control, could also cause delays or otherwise impair commercial adoption of our products, which would adversely affect our growth. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified only after a product has been introduced and sold.

In addition, we face the risk of exposure to product liability or other claims, including class action lawsuits, in the event our products are, or are alleged to be, defective or have resulted in harm to persons or to property. We may in the future incur significant liabilities if product liability lawsuits against us are successful. We may also have to recall and/or replace defective products, which could also result in adverse publicity and loss of sales, and would result in us incurring costs connected with the recall, which could be material. Any losses not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Real or perceived quality issues, including those arising in connection with product liability lawsuits, warranty claims or recalls, could also result in adverse publicity, which could harm our brand and reputation and cause our sales to decline rapidly. In addition, any such issues may be seized on by competitors in efforts to increase their market share.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various countries concerning the manufacturing, use, distribution and sale of our vision-based sensor products. Some of our customers also require that we comply with other unique requirements relating to these matters.

We develop, manufacture and sell a vision-based sensor solution that contains electronic components, and such components may contain materials that are subject to government regulation in both the locations where we develop, manufacture and assemble our products, as well as the locations where we sell our products. Among other things, certain applicable laws and regulations require or may in the future require the submission of annual reports to certain governmental agencies certifying that such products comply with applicable performance standards, the maintenance of manufacturing, testing and distribution records, and the reporting of certain product defects to such regulatory agency or consumers. If our products fail to comply with applicable regulations, we and/or our products could be subjected to a variety of enforcement actions or sanctions, such as product recalls, repairs or replacements, warning letters, untitled letters, safety alerts, injunctions, import alerts, administrative product detentions or seizures or civil penalties. The occurrence of any of the foregoing could harm our business, results of operations and financial condition.

Since we plan to operate on a global basis, we will be required to continually monitor applicable laws and regulations and engage in an ongoing compliance process to ensure that we and our suppliers are in compliance with existing laws and regulations, even as they change over time. If there is an unanticipated or onerous new law or regulation that significantly impacts our use of various components or requires more expensive components, such law or regulation could materially adversely affect our business, results of operations and financial condition.

In addition, some of our customers may require that we comply with unique requirements specific to their operations. For example, there exist U.S. Federal Aviation Administration and International Civil Aviation Organization requirements for certain airplane models to be subject to CE certification, a regulatory standard that verifies certain products are safe for sale and use in much of Europe, These and other requirements are applicable for the Odysight TruVision solution in various jurisdictions across the globe.

In our engagements with customers operating in the biomedical sector, we comply with the medical device standards in the corresponding territory, such as the FDA or International Organization for Standardization, or ISO, among others. Compliance with these regulations is achieved through our QA department and the support we receive from highly experienced quality assurance and regulatory affairs consultants. In addition, we are audited annually by MEDCERT GmbH, a German Notified Body.

Our business may be adversely affected by changes in aerospace and transportation safety regulations or concerns that drive further regulation of the aerospace and transportation safety market.

Government safety regulations are an important factor for our business. Historically, these regulations have imposed ever-more stringent safety regulations for the aerospace and transportation industries. These safety regulations often require, or customers demand, more safety features for relevant products being sold in such industries.

While we believe increasing aerospace and transportation safety standards will present a market opportunity for our vision-based sensor products, government safety regulations are subject to change based on a number of factors that are not within our control, including new scientific or technological data, adverse publicity regarding industry recalls and safety risks, accidents involving our products, domestic and foreign political developments or considerations and litigation relating to our products and our competitors’ products. Changes in government regulations, as well as changes or evolution in court doctrines in interpreting those regulations, especially in the aerospace and transportation industries, could adversely affect our business. If government priorities shift and we are unable to adapt to changing regulations or to court interpretations of those regulations, our business may be materially and adversely affected.

U.S. and international regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive and aeronautic industry. As the mechanical components that carry our products go into production, we may become subject to stringent requirements, including a duty to report, subject to strict timing requirements, safety defects with our products. Such rules and regulations may impose potentially significant civil penalties for violations including the failure to comply with such reporting actions. If we cannot rapidly address any safety concerns or defects with our products, our business, results of operations and financial condition may be adversely affected.

We may be prohibited from selling the Odysight TruVision to certain countries if we are unable to obtain Israeli authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business.

As we expand our operations internationally, we may be prohibited from selling the Odysight TruVision solution to certain countries if we are unable to obtain certain governmental authorizations required to comply with Israeli laws regulating the export of our products from Israel. The export regulations and the governing policies applicable to our business are subject to change. In some cases, explicit authorization from the Israeli may be needed to export our products. We cannot provide assurance that such export authorizations will be available in the future for the Odysight TruVision solution. If and when our operations expand into other markets, we may have to comply with other governments’ regulations regarding the export of our products. Non-compliance with applicable export regulations could potentially expose us to fines, penalties and sanctions. If we cannot obtain required government approvals under applicable regulations, we may not be able to sell our solution in certain international jurisdictions, which could adversely affect our financial condition and results of operations.

If we fail to comply with anti-bribery, anti-corruption and anti-money laundering laws, we could be subject to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 5737-1977 and the Israeli Prohibition on Money Laundering Law, 5760-2000, collectively, the Israeli Anti-Corruption Laws, and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, the Israeli Anti-Corruption Laws and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. In addition, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot provide complete assurance that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Our potential exposure for violating these laws increases as our international presence expands and we increase sales and operations in foreign jurisdictions. Any violation of the FCPA, the Israeli Anti-Corruption Laws or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our common stock or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

Scrutiny of, and evolving expectations for, sustainability and environmental, social, and governance, or ESG, initiatives could increase our costs or otherwise adversely impact our business.

Public companies have recently faced scrutiny related to ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants and other stakeholder groups. Such scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. If our ESG practices and reporting do not meet investor or other stakeholder expectations, we may be subject to investor or regulator engagement regarding such matters. Our failure to comply with any applicable ESG rules or regulations could lead to penalties and adversely impact our reputation, access to capital and employee retention. Such ESG matters may also impact our third-party contract manufacturers and other third parties on which we rely, which may augment or cause additional impacts on our business, financial condition or results of operations.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, financial condition and prospects.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention and security of personal data. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations, fines and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, financial condition and prospects.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the State of Israel has implemented data protection laws and regulations, including the Israeli Protection of Privacy Law of 1981. Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation and adversely affect our business, financial condition and prospects.

We and our third-party vendors face cybersecurity risks and may incur increasing costs in an effort to mitigate those risks, and if we fail to prevent data security breaches, there may be damage to our reputation, material financial penalties and legal liability, which would materially adversely affect our business, results of operations and financial condition.

We rely on systems and websites, including some that are managed by third parties, that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees and others, including personal information. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our systems and confidential information, including malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. The risk of a data security breach or a disruption has generally increased in number, intensity and sophistication over time. Techniques used to compromise or sabotage systems change frequently, may originate from less regulated and remote areas of the world and be difficult to detect, and generally are not recognized until launched against a target. As a result, we may be vulnerable to, and unable to anticipate or detect, data security breaches and data loss. In addition, data security breaches can also occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information.

We have implemented various controls, systems and processes intended to secure our systems and the information on such systems. However, we cannot guarantee that these measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. For example, these security measures could be compromised as a result of a security breach by an unauthorized person, employee error, malfeasance, faulty password management or other irregularity and result in persons obtaining unauthorized access to our systems. Even if the vulnerabilities that may lead to the foregoing are identified, we may be unable to adequately investigate or remediate due to attackers using tools and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence. A breach or circumvention of our systems or the systems of third parties, including by ransomware, social engineering, phishing or other attacks, could result in disruptions to our business operations; unauthorized access to (or the loss of company access to) competitively sensitive, confidential, personal or other critical data or systems; loss of customers; financial losses; regulatory investigations, enforcement actions and fines; and misuse or corruption of critical data, personal data and proprietary information, any of which could be material.

In addition to our own databases, we use third-party service providers to store, process and transmit confidential, personal or sensitive information on our behalf. A data security breach could occur in the future either at their location or within their systems that could affect our personal or confidential information. Similar security risks exist with respect to our third-party vendors that we rely on for aspects of our IT support services, pickup and delivery services, and administrative functions, including the systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Our ability to monitor our third-party service providers’ data security is limited. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our third-party service providers may adversely affect our business, even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other security incidents affecting, our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our products and services. Practices regarding the collection, use, storage, transmission and security of personal information have recently come under increased public scrutiny. Any failure or perceived failure by us to prevent information security breaches or to comply with privacy policies or privacy-related legal obligations could cause our customers to lose trust in us and our services. Any perception that the confidentiality or privacy of information is unsafe or vulnerable when using our services could damage our reputation and substantially harm our business, financial condition and results of operations.

The secure processing, storage, maintenance and transmission of critical customer and business information are vital to our operations and our business strategy. Although we devote resources to protecting such information and take what we believe to be reasonable measures, including a formal and dedicated IT department and limiting the amount of any data we store, to protect sensitive information from compromises such as unauthorized access, disclosure or modification or lack of availability, our information technology and infrastructure may still be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions.

Risks Related to Intellectual Property

If we are unable to obtain, maintain and protect effective intellectual property rights for our products, we may not be able to compete effectively in our markets.

Historically, we have relied on patents, copyrights, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies and products. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technologies and products.

We have sought to protect our proprietary position by filing patent applications in Israel, the United States and other countries with respect to our novel technologies and products, which are important to our business. Patent prosecution is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

Our patent portfolio consists of an aggregate of 17 patents and 55 pending patent applications, as described in “Business — Intellectual Property.” We cannot offer any assurances about which, if any, patent applications will issue, the breadth of any such patent or whether any issued patents will be found invalid or otherwise unenforceable or will be threatened by third parties. Any successful opposition or other challenge to these patents or to any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any new products that we may develop.

Further, there is no assurance that all potentially relevant prior art relating to our patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our products, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patent applications and any future patents may not adequately protect our intellectual property, provide exclusivity for our new products or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If we cannot obtain and maintain effective patent rights for our products, we may not be able to compete effectively, and our business and results of operations would be harmed.

Intellectual property rights of third parties could adversely affect our ability to commercialize our products, and we might be required to litigate or obtain licenses from third parties in order to develop or market our products. Such litigation or licenses could be costly or not available on commercially reasonable terms.

It is inherently difficult to conclusively assess our freedom to operate without infringing on third-party rights. Our competitive position may be adversely affected if existing patents or patents resulting from patent applications by third parties or other third-party intellectual property rights are held to cover our products or elements thereof, or our manufacturing or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize our products unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may also be pending patent applications that, if they result in issued patents, could be alleged to be infringed by our new products. If such an infringement claim should be brought against us and be successful, we may be required to pay substantial damages, be forced to abandon our new products or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. Patent applications in the United States and in many other countries are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our new products or solution technologies could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our solution technologies, our new products or the use of our new products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing our new products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our new products that are held to be infringing. We might, if possible, also be forced to redesign our new products so that we no longer infringe the third-party’s intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, and our business could suffer as a result.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of any patents that may issue from our patent applications or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in scientific literature often lag behind actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we were the first to file the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming all other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention without undue delay in filing is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. Since March 15, 2013, the United States has moved to a first to file system. Changes to the way patent applications will be prosecuted could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents, all of which could have a material adverse effect on our business and financial condition.

We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful.

Competitors may or might have infringed our intellectual property. If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our products, the defendant could counterclaim that the patent covering our products is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, novelty, non-obviousness or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement, during prosecution. The validity of U.S. patents may also be challenged in post-grant proceedings before the USPTO. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Derivation proceedings initiated by third parties or brought by us may be necessary to determine the priority of inventions and/or their scope with respect to our patent or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our new products to market.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised due to disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our shares of common stock.

We may be subject to claims challenging the inventorship of our intellectual property.

We may be subject to claims that former employees, collaborators, partners or other third parties have an interest in, or right to compensation, with respect to our current patent and patent applications, future patents or other intellectual property as an inventor or co-inventor. For example, we may become involved in inventorship disputes arising from conflicting obligations of consultants or others who are or were involved in developing our products or from conflicting, ambiguous or complex legal clauses. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on products or technologies, as well as monitoring their infringement in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States or the laws of the State of Israel.

A substantial part of our commercial success will depend on our ability to maintain, establish and protect our intellectual property assets, maintain trade secret protection, register patents and trademarks, and operate without infringing the proprietary rights of third parties throughout the world. Our patent portfolio consists of an aggregate of 16 patents and 46 pending patent applications (including provisional patent applications) filed or registered in various jurisdictions worldwide, as described in “Business — Intellectual Property.”

Competitors may use our technologies to develop their own products in jurisdictions where we have not obtained patent protection, and may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products. Future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Our success depends, at least in part, on our ability to protect our core technologies and intellectual property. Failure to adequately protect our technologies and intellectual property could result in competitors offering similar products, potentially resulting in the loss of some or all of our competitive advantage and a decrease in revenue which would adversely affect our business, prospects, financial condition and operating results. Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States or the State of Israel. Further, some license provisions protecting against unauthorized use, copying, transfer and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. Policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult or impossible. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States or Israel. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the marketing of competing products in violation of our intellectual property rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our future patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to monitor and enforce our intellectual property rights around the world may be inadequate or insufficient to obtain a significant commercial advantage from the intellectual property that we develop or license. We use machine learning, artificial intelligence and automated decision making in our research and development process. We may not be able to protect our intellectual property rights related to products or services created by or based exclusively on machine learning, artificial intelligence and automated decision making.

In addition, the Odysight TruVision solution uses machine learning, artificial intelligence, and automated decision making technologies, including proprietary artificial intelligence or machine learning algorithms relying in part on open-source third-party software, and is making significant investments to continuously improve the use of such technologies. There are significant risks involved in developing, maintaining and deploying machine learning, artificial intelligence and automated decision making technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be cost effective and more generally beneficial to our business, including our efficiency or profitability. In particular, if these artificial intelligence or machine learning models or automated decision making technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do not have sufficient rights; and/or are adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability through the violation of laws or contracts to which we are a party or through other civil claims. Further, our ability to continue to develop or use such models or technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such third-party software and infrastructure. In addition, market acceptance and consumer perceptions of artificial intelligence and machine learning technologies is uncertain at this point.

A number of aspects of intellectual property protection in the field of artificial intelligence and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for artificial intelligence and machine learning systems and relevant system inputs and outputs. If we fail to obtain protection for the intellectual property rights concerning our automated decision making, artificial intelligence and machine learning technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products.

We rely on licenses to use the intellectual property rights of third parties. If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose rights that are important to our business.

We rely, and expect to continue to rely, on certain intellectual property that is licensed from third-party licensors, including licenses to artificial intelligence and machine learning algorithms. Such licensors may be infringing upon the intellectual property rights of others or may not have sufficient rights to the licensed technology in all jurisdictions in which we may operate. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the operations, products or offerings that include or incorporate the licensed intellectual property or technology. Any such discontinuation or limitation could have a material adverse impact on our business, financial condition and results of operation

Risks Related to Our Common Stock

The market price of our shares of common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose all or part of your investment.

The market price of our shares may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenues or other operating results;

●	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

●	any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;

●	additional shares being sold into the market by us or our stockholders, or the anticipation of such sales, including if certain of our stockholders sell shares into the market when the applicable “lock-up” period ends for such stockholders;

●	announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures or other dispositions;

●	loss of relationships with significant customers;

●	changes in operating performance and stock market valuations of companies in our industry, including our competitors;

●	loss of services from members of management or employees or difficulty in recruiting additional employees;

●	future issuances of common stock or other securities;

●	worsening of global economic conditions and reduction in demand for our products;

●	price and volume fluctuations in the overall stock market, including as a result of general economic trends;

●	lawsuits threatened or filed against us, or events that negatively impact our reputation;

●	current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, Israel’s war or conflicts with Hamas or Hezbollah or other geopolitical events;

●	sanctions imposed by the United States and other countries in response to global conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability;

●	the impact of any resurgence of COVID-19 or any of its variants or any other pandemic on us and the national and global economies;

●	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and

●	general market conditions and other events or factors, many of which are beyond our control.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect the stock prices of many companies. Often, their share prices have fluctuated in ways unrelated or disproportionate to their operating performance. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources. It could also require us to make substantial payments to satisfy judgments or to settle litigation.

An active, liquid trading market for our shares of common stock may not develop or be sustained.

On February 11, 2025, our shares of common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”. We cannot guarantee an active public market for our shares of common stock will develop or be sustained. If an active and liquid trading market does not develop, you may have difficulty selling or may not be able to sell any of the shares that you purchase.

Sales of a substantial number of our shares of common stock in the public market by our existing shareholders could cause our share price to fall.

Sales of a substantial number of our shares of common stock in the public market, or the perception that these sales might occur, could depress the market price of our shares and could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our shares of common stock.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.

As of March 20, 2025, our directors, executive officers, principal stockholders, and affiliated entities may be deemed to beneficially own, in the aggregate, approximately 78% of our outstanding voting securities. As a result, if some or all of such parties act together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and resulting influence in management and / or board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of us.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of March 20, 2025, Moshe (Mori) Arkin, a member of our board of directors, beneficially owns approximately 42% of our common stock, holds approximately 33% of our current voting power and may exercise warrants and options which could increase his voting power to 42%. As a result, Mr. Arkin will likely control any action requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Mr. Arkin may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control. In addition, Mr. Arkin may seek to cause us to take courses of action that, in his judgment, could enhance his investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

We do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income. Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our wholly-owned subsidiary Odysight.ai Ltd., our financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or shares of common stock, our share price and trading volume could decline.

The trading market for our shares of common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our shares of common stock, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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

As a Nevada corporation, we may also become subject to the provisions of Nevada Revised Statutes Sections 78.378 through 78.3793, which prohibit an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages, unless the acquirer obtains the approval of the stockholders of the issuer corporation. The first such threshold is the acquisition of at least one-fifth, but less than one-third of the outstanding voting power of the issuer. We may become subject to the above referenced provisions if we have 200 or more stockholders of record, at least 100 of whom are residents of the State of Nevada, and do business in the State of Nevada directly or through an affiliated corporation.

Any provision of our amended and restated articles of incorporation, our bylaws or Nevada law that has the effect of delaying or deterring a change in control of our Company could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

If we fail to comply with the rules and regulations under the Sarbanes-Oxley Act, our operating results, our ability to operate our business and investors’ views of us may be harmed.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires public companies to conduct an annual review and evaluation of their internal controls. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock.

There can be no assurances that our common stock will not be subject to potential delisting if we do not continue to maintain the listing requirements of Nasdaq.

Shares of our common stock currently trade on Nasdaq under the symbol “ODYS”. Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing (i.e., being de-listed from Nasdaq) would make it more difficult for stockholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

Risks Related to our Operations in Israel

Our headquarters and other significant operations are located in Israel and, therefore, our business, financial condition and results of operation may be adversely affected by political, economic and military instability in Israel.

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

On October 7, 2023, the Hamas organization launched a series of deadly terror attacks on civilian and military targets skirting the Gaza Strip in the southern part of Israel and fired rockets on many of the communities in southern and central Israel. Following the attack, Israel’s security cabinet declared war and commenced a military campaign in Gaza against Hamas. In addition, since the commencement of these events, there have been growing hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in the region, such as various rebel militia groups in Syria and Iraq and the Houthi movement, which controls parts of Yemen. In addition, the Houthi movement launched attacks on commercial shipping in the Gulf of Aden and Red Sea, resulting in widespread rerouting of cargo ships and some shipping companies ceasing shipments to Israel. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations and, in October 2024, Israel began ground operations against Hezbollah in Lebanon culminating in a ceasefire agreed to between Israel and Lebanon on November 27, 2024, the result of which is uncertain. In addition, Iran, on two occasions, launched direct attacks on Israel involving hundreds of drones and missiles, prompting Israeli air defenses and retaliatory strikes, and Iran has threatened to continue to attack Israel.

The war has had significant economic, military and social consequences to Israel. However, to date the war has not had a material adverse effect on our business. While our offices are located in Omer and Ramat Gan, Israel, neither of our sites is located near Israel’s relevant borders where the main impact of the war has been felt. Nevertheless, we have experienced some minor disruptions to our routine work, including some difficulties in traveling outside of Israel and occasional rocket fire on municipalities where our offices are located, requiring our employees to take temporarily shelter for a few minutes at a time in on-site safe rooms. In addition, several of our executives and employees, including company officers such as our CEO were called up to military reserve duty. As of the date of this Annual Report, our CEO is subject to military reserve duty a few days a month. In addition, with the backdrop of the ongoing conflict, some of our Israeli clients and potential clients have not prioritized conducting transactions with us, and the war may have caused some delays in their finalizing purchase orders. We do not believe that such delays have had a material impact on our business.

In the case of material escalation of current conditions or the outbreak of a greater regional conflict, it is possible that there will be additional military reserve duty call-ups, which may negatively affect our business due to a shortage of skilled labor and loss of institutional knowledge. Were such an escalation to occur, the steps we have taken to mitigate the effects of the war may not be sufficient to prevent material adverse impacts our business, financial condition and results of operations.

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

In addition, some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may do so if hostilities in Israel or political instability in the region continue or increase. In addition, there have been increased efforts by countries, activists and organizations to cause companies and consumers to boycott Israeli goods and services. For example, Israeli defense companies were initially banned from participating in two prestigious industry conferences in France during 2024; however, both bans were later overturned by French courts and did not impact our participation in such conferences. In addition, in January 2024 the International Court of Justice, or ICJ, issued an interim ruling in a case filed by South Africa against Israel alleging genocide amid and in connection with the war in Gaza, and ordered Israel to take measures to prevent genocidal acts, prevent and punish incitement to genocide, and take steps to provide basic services and humanitarian aid to civilians in Gaza, among others. On November 21, 2024, the International Criminal Court, or ICC, issued arrest warrants for Israeli Prime Minister Benjamin Netanyahu and former Israeli Minister of Defense Yoav Gallant based on allegations of war crimes including using starvation as a method of warfare, murder and other inhumane acts. Companies and businesses may terminate, and may have already terminated, certain commercial relationships with Israeli companies following the ICJ and ICC decisions. The foregoing efforts by countries, activists and organizations, particularly if they become more widespread, as well as rulings by the ICJ, ICC and other international tribunals, may materially and adversely impact our business and supply chains.

In the event that our facilities are damaged or our ongoing operations are disrupted as a result of hostile actions, our ability to deliver or provide products and services in a timely manner to meet our contractual obligations to customers and vendors could be materially and adversely affected. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business and could make it more difficult for us to raise capital. Our insurance policies do not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Finally, political conditions within Israel may affect our operations. Israel held five general elections between 2019 and 2022, and prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. In response to such initiative, many individuals, organizations and institutions, both within and outside of Israel, voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel, increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets and other changes in macroeconomic conditions. To date, the proposed changes to Israel’s judicial system have been substantially put on hold. If such changes are again pursued by the government and approved by the parliament, this may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if necessary.

It may be difficult for investors in the United States to enforce any judgments obtained against us or some of our directors or officers.

It may be difficult to acquire jurisdiction and enforce liabilities against any of our officers and directors who are based in Israel. It may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that Israel does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Israel would permit effective enforcement of criminal penalties of the federal securities laws. Even if an Israeli court agrees to hear a claim, it may determine that the Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the Israeli law. Consequently, you may be unable to pursue remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

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

The research and development efforts that contributed to certain technology used by us was financed in part through grants from the Israel Innovation Authority, or IIA, to Xylo Technologies, which was subsequently transferred to Odysight.ai Ltd., our wholly-owned subsidiary. The terms of such grants require us to comply with the requirements of the Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, or the Innovation Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Innovation Law restrict the transfer outside of Israel of such know-how, and the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. We may not receive those approvals, which would prevent such transfers and therefore limit the flexibility of our business operations outside of Israel. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel.

The transfer of IIA-supported technology or know-how or manufacturing or manufacturing rights related to aspects of such technologies outside of Israel may involve the payment of significant penalties and other amounts, depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors. These restrictions and requirements for payment may impair our ability to sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our stockholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967, or the “Patent Law”, inventions conceived by an employee in the course and as a result of or arising from his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee, or the “Committee”, a body constituted under the Patent Law, will determine whether the employee is entitled to remuneration for his inventions. Recent case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that in certain circumstances, such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration (but rather uses the criteria specified in the Patent Law). Although we generally enter into assignment-of-invention agreements with our employees pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such claims, which could adversely affect our business, results of operation and financial condition.

Item 1b. unresolved staff comments

Not applicable.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy. We depend on software applications, information technology systems, computing infrastructure and cloud service providers to operate our business. Certain of these systems are managed, hosted, provided or used by third parties to assist in conducting our business and which have their own cybersecurity measures in place. We are currently working to ensure that we satisfy generally applicable industry standards and best practice methods for the assessment, identification and management of risks from cybersecurity threats that may jeopardize our line of business or may pose a risk to our information technology systems, including from third parties with whom we work. To further enhance our understanding of potential threats and prioritize our security efforts, we conducted a comprehensive cybersecurity threat survey in 2024, which included a review of cybersecurity threats. Based on the findings of this survey, we are actively implementing recommended security measures to mitigate identified risks, with such implementation being conducted with the support and expertise of a professional services company serving as our outsourced cybersecurity partner.

Our cybersecurity team is composed of our Information Security Coordinator, who has several years of experience overseeing cybersecurity and other IT matters, our IT Coordinator and an outsourced cybersecurity partner, who employs various professionals with expertise in the field of cybersecurity. Our cybersecurity team oversees our internal information security policies and procedures and is responsible for the day-to-day implementation and monitoring of our security controls, including those developed as a result of the 2024 threat survey. In case of a cyber incident, our cybersecurity team will maintain a cyber incident reporting and response process and will provide management notifications based on the seriousness of any incident. Management will provide periodic reports to our board of directors/audit committee on cybersecurity risks and steps that the Company has taken to address those risks. Our outsourced cybersecurity partner provides expert support in areas such as threat intelligence, vulnerability assessments, incident response and ongoing security monitoring. This collaborative approach allows us to leverage both internal oversight and external expertise to enhance our cybersecurity posture.

Our information security policies and procedures are required to be reviewed on a regular basis

We have not experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations; however, there can be no guarantee that we will not experience such an incident in the future. For a description of the risks from cybersecurity threats that may materially affect our Company, see “Item 1A. – Risk Factors” included elsewhere this Annual Report on Form 10-K, including “Our data and information systems and network infrastructure may be subject to hacking or other cybersecurity threats. If our security measures are breached and an unauthorized party obtains access to our proprietary business information, our information systems may be perceived as being insecure, which could harm our business and reputation and our proprietary business information could be misappropriated, which could have an adverse effect on our business and results of operations.”

Item 2. properties

Our corporate headquarters is located in Omer, which includes approximately 800 square meters of office, manufacturing and laboratory space. The lease agreement for this facility is set to expire in December 2028; however, we retain the right to terminate the lease after three years (in December 2026). We also lease approximately 1,000 square meters in Ramat Gan. The office space in Ramat Gan is leased pursuant to a lease that expires in June 2027. with an option to extend for an additional two years. Our office space in Ramat Gan contains engineering, research and development and administrative functions of the company. We believe that our Omer and Ramat Gan leases are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

item 3. legal proceedings

Other than as described below, we are currently not a party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As our growth continues, we may become party to an increasing number of litigations and claims. The outcome of litigations and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position.

As a result of oppositional proceedings initiated by a third-party in 2018, the Opposition Division of the EU Patent Office decided in 2019 to revoke two of the three European patents (EP 2.478.693 and EP 2.621.159) and in 2021 to maintain the third patent (EP 2.621.158). Following appeal hearings held in early 2024, the Board of Appeals revoked all three patents, with formal written decisions issued in July 2024. We have filed a petition for review of the decision regarding two of the three European patents (EP 2.478.693 and EP 2.621.159) and are not appealing the decision regarding the third European patent (EP 2.621.158). The revocations are not expected to have a material impact on our current business operations.

item 4. mine safety disclosures.

Not applicable.

part II

item 5. market for registrant’s common equity, related stockholder matters and issuer purchases

Market Information

On February 11, 2025, our common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”. Prior to such date, our common stock was quoted on the OTCQB under the same symbol, and, until February 13, 2024, was quoted on the OTCQB under the symbol “SCTC”.

Holders

As of December 31, 2024, there were 47 stockholders of record of our common stock and 12,612,517 shares of our common stock outstanding. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in “street name” in the names of various brokers, dealers, clearing agencies, banks, and other fiduciaries.

Dividend

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plan under which the Company’s equity securities are authorized for issuance is set forth in “Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

 During the period from January 1, 2024, to December 31, 2024, we did not purchase any of our equity securities.

Item 6. [Reserved]

item 7. management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

We were incorporated under the laws of the State of Nevada on March 22, 2013, under the name Intellisense Solutions Inc.

On December 30, 2019, we acquired all of the issued and outstanding share capital of ScoutCam Ltd. and, on December 31, 2029, we changed our name to ScoutCam Inc. Following this acquisition, we integrated and fully adopted the acquired miniaturized imaging business into us as our primary business activity. On June 5, 2023, we changed our name to Odysight.ai Inc.

We are a pioneer in the development, production and marketing of an innovative visualization and artificial intelligence, or AI, solution that deploys small cameras to monitor critical safety components in hard-to-reach locations and harsh environments, across various Predictive Maintenance, or PdM, and Condition Based Monitoring, or CBM, use cases.

The Odysight TruVision solution streams visual information to our processing unit, an in-platform, high-performance AI/machine learning computer, allowing maintenance and operations teams, on the ground and during operations, visibility into areas that are inaccessible under normal operating conditions or where conditions are not suitable for continuous real-time monitoring. The rich and informative data, continuously collected and analyzed by our solution on our secured cloud, provides customers with real-time failure / anomaly detection, events and data recordings, interfacing with platform mission systems and providing real-time alerts and streaming video or images, all while training our algorithms for ongoing improved accuracy and prediction capabilities. Our customers benefit from increased safety, a reduction in downtime and lower maintenance costs for their monitored platforms, using the prediction capabilities of our solution to efficiently plan maintenance work on monitored components.

Our solution aims to enhance safety and minimizes downtime by enabling real-time visual analysis of any failure occurrences. Additionally, we leverage advanced big data analytics to offer predictive insights throughout the entire system lifecycle. This includes efficient spare parts management and intelligent performance predictions, ensuring optimal system reliability and efficiency.

The Odysight TruVision solution is successfully used by NASA as we seek to reshape the aerospace, Industry 4.0, transportation and energy markets with a vison-based technology leveraging AI and machine learning to deliver innovative solutions that transform maintenance practices. As used in this Annual Report, Industry 4.0, or I4.0, refers to the integration of advanced technologies into manufacturing and industrial processes to create smart, interconnected systems for improved efficiency and productivity.

Odysight solutions are already deployed in the aviation and medical sectors. Our customers include the Israeli Air Force, the Israeli Ministry of Defense, France-based Safran Aircraft Engines, a global international defense contractor, a leading Fortune 500 medical company as well as NASA, who came back to us for a repeat order. Historically, our revenue stream has been derived mainly from the medical sector. Our 2024 financial results reflect orders and agreements from both the medical and aerospace sectors. We have recently secured several contracts for our PdM and CBM systems with major government clients and defense and aviation companies and our backlog as of December 2024 of approximately $15 million (compared to approximately $2.6 million as of December 31, 2023) reflects mostly those contracts.

Public Offering and Nasdaq Listing

In February 2025, we closed a public offering, including the exercise of an over-allotment option granted to the underwriter in the public offering. The public offering and the over-allotment option exercise price was $6.50 per share. In the aggregate, we sold a total of 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions and estimated offering expenses. Also in February 2025, listing was approved for our common stock, which began trading on the Nasdaq Capital Market under the symbol “ODYS”.

Impact of the Ongoing War in Israel on Our Business

On October 7, 2023, the Hamas terrorist organization launched a series of deadly terror attacks on civilian and military targets skirting the Gaza Strip in the southern part of Israel and fired rockets on many of the communities in southern and central Israel. Following the attack, Israel’s security cabinet declared war and commenced a military campaign in Gaza against Hamas. Since the outbreak of the war, the Hezbollah terrorist organization has regularly fired rockets into northern Israel and, in October 2024, Israel invaded southern Lebanon in response to these attacks. On November 27, 2024, Israel and Lebanon agreed to a ceasefire, the result of which is uncertain. During the course of the war, other terrorist organizations have fired rockets into Israel, such as various rebel militia groups in Syria and Iraq and the Houthi movement, which controls parts of Yemen. The Houthis movement has also attacked commercial shipping vessels in the Gulf of Aden and Red Sea. In April and October 2024, the Islamic Republic of Iran targeted various sites in Israel with waves of drones, cruise missiles and ballistic missiles. Israel responded on both occasions with air defenses and retaliatory strikes against Iran.

The war has had significant economic, military and social consequences to Israel. To date the war has not had a material adverse effect on our business. While we have offices in Omer and Ramat Gan, Israel, neither of our sites is located near Israel’s relevant borders where the main impact of the war has been felt. Nevertheless, we have experienced some minor disruptions to our routine work, including some difficulties in traveling outside of Israel and occasional rocket fire on the municipalities where our offices are located, requiring our employees to take temporarily shelter for a few minutes at a time in on-site safe rooms. In addition, several of our executives and employees, including company officers such as our CEO, were called up to military reserve duty. As of the date of this Annual Report, our CEO is subject to military reserve duty a few days a month. We have taken various measures to mitigate the effects of the war, including adopting work-from-home measures, increased employee overtime and third-party outsourcing where needed, and reviewing our business continuity plan. In addition, with the backdrop of the ongoing conflict, some of our Israeli clients and potential clients have not prioritized conducting transactions with us, and the war may have caused some delays in their finalizing purchase orders. We do not believe that such delays have had a material impact on our business. The war has also increased negative sentiments regarding Israel and Israeli companies in the international community. For example, Israeli defense companies were initially banned from participating in two prestigious industry conferences in France during 2024; however, both bans were later overturned by French courts and did not impact our participation in such conferences.

Conversely, as a result of the intensive flight hours flown by all Israeli Air Force platforms as a result of the war and an enhanced Israel Ministry of Defense budget, we have experienced a growing interest in our technology from Israeli government agencies and R&D programs, which may lead to more rapid assimilation of our technology into relevant platforms than we had anticipated prior to the commencement of the war, positively affecting on our business activity. See also “Item 1A. Risk Factors – Risks Related to our Operations in Israel – Our headquarters and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.”

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Revenues

Ours revenues are measured according to the ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are measured according to the amount of consideration that the Company expects to be entitled to receive in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. Revenues are presented net of VAT.

We recognize revenue when a customer obtains control over promised goods or services. For each performance obligation, we determine at contract inception whether it satisfies the performance obligation over time or satisfies the performance obligation at a point in time.

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

If a performance obligation is not satisfied over time, we satisfy the performance obligation at a point in time.

Revenues from product customization and development contracts in which the performance obligation is satisfied over time are recognized over the duration of the contract and commensurate with the progress of services. We measure the progress of services using the input method, based on the effort expended relative to the estimated total effort to satisfy the performance obligation.

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

Comparison of the Year Ended December 31, 2024 and the Year Ended December 31, 2023

Overview

Our primary business activity in 2024 was enlarging our focus on R&D activities in the domain of Industry 4.0, including PdM and CBM in sectors such as aerospace, maritime energy and other heavy machinery, engines and complicated mechanics which require ongoing monitoring and predictive maintenance applications. The main effect of this activity enabled us to accelerate our growth and support an increased workload and solution development for customers.

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	2024	2023	% Change
Revenues	3,964,000	3,033,000	31%
Cost of Revenues	2,807,000	2,524,000	11%
Gross Profit (Loss)	1,157,000	509,000	127%
Research and development expenses	6,884,000	5,602,000	23%
Sales and marketing expense	1,218,000	1,109,000	10%
General and administrative expenses	5,562,000	4,431,000	26%
Operating Loss	(12,507,000)	(10,633,000)	18%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the year ended December 31, 2024, we generated revenues of $3,964,000, an increase of $931,000, or 31%, from 2023 revenues.

The increase in revenues was primarily due to an increase in revenues from our vision-based platform solutions for PdM and CBM.

Cost of Revenues

Cost of revenues for the year ended December 31, 2024, were $2,807,000 an increase of $283,000, or 11%, compared to cost of revenues of $2,524,000 for the year ended December 31, 2023.

The increase in cost of revenues was primarily due to an increase in revenues.

Gross Profit

Gross profit for the year ended December 31, 2024 was $1,157,000, an increase of $648,000, or 127%, compared to a gross profit of $509,000 for the year ended December 31, 2023.

The change was due both to an increase in revenues and to an increase in cost of revenues, as described above.

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

Research and development expenses for the year ended December 31, 2024 were $6,884,000, an increase of $1,282,000, or 23%, compared to $5,602,000 for the year ended December 31, 2023.

The increase in research and development expenses was mainly due to the development of new products and the resulting increase in payroll and related expenses for new employee recruitment, an increase in stock-based compensation from new option grants and procuring materials and services of subcontractors for Industry 4.0 projects.

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

Sales and marketing expenses for the year ended December 31, 2024 were $1,218,000, an increase of $109,0000, or 10%, compared to $1,109,000 for the year ended December 31, 2023.

The increase was mainly due to an increase in payroll and related expenses for new employee recruitment and an increase in stock-based compensation, partially offset by one-time expenses incurred during the year ended December 31, 2023 related to rebranding activities.

We expect that our sales and marketing expenses will increase as we expand our selling and marketing efforts in the I4.0 domain.

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

General and administrative expenses for the year ended December 31, 2024 were $5,562,000, an increase of $1,131,000, or 26%, compared to $4,431,000 for the year ended December 31, 2023.

The increase was primarily due to:

-	an increase in professional services expenses including financial consultant, IR consultant, HR consultant and the appointment of new directors;
-	an increase in payroll and related expenses due to the recruitment of a new CFO and cash compensation bonuses paid to senior executives; and
-	an increase in stock-based compensation from new option grants.

Operating loss

We incurred an operating loss of $12,507,000 for the year ended December 31, 2024, an increase of $1,874,000, or 18%, compared to operating loss of $10,633,000 for the year ended December 31, 2023. The increase in operating loss was due to increases in research and development expenses, general and administrative expenses and sales and marketing expense, each as described above, partially offset by an increase in gross profit.

Backlog

Backlog represents booked orders based on purchase orders or hard commitments but not yet recognized as revenue. Orders included in backlog may be cancelled or rescheduled by customers. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of cancelled, delayed or reduced orders. Backlog is presented for supplemental informational purposes only and is not intended to be a substitute for any GAAP financial measures, including revenue or net income (loss), and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. In addition, backlog should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Therefore, backlog should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

Backlog as of December 31, 2024 was approximately $15 million compared to approximately $2.6 million as of December 31, 2023.

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had cash, cash equivalents and restricted deposit of $18.5 million compared to cash and cash equivalents and short-term deposits of $17 million as of December 31, 2023. In addition, as of December 31, 2024, we incurred an accumulated deficit of approximately $46 million, as compared to $34.2 million as of December 31, 2023.

In February 2025, we closed a public offering, including the exercise of an over-allotment option granted to the underwriter in the public offering, at a price of $6.50 per share. In the aggregate, we issued 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions and estimated offering expenses.

Our primary sources of liquidity to date have been from fund-raising, revenues of customers and warrant exercises.

Additional Cash Requirements

We plan to continue to invest in long-term growth, and therefore we expect that our expenses will grow. We currently believe that our existing cash and cash equivalents and short-term deposits will allow us to fund our operating plan through at least the next 12 months from the date of this Annual Report. We expect our expenses will increase in connection with our ongoing activities, particularly as we continue the research and development and the scale up Odysight solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we may need to raise additional capital before we become profitable from sales of our solutions and may do so to expand our business, pursue strategic investments, take advantage of financing opportunities or for other reasons. We may raise these funds through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Comparison of the Year Ended December 31, 2024 and the Year Ended December 31, 2023

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2024 and December 31, 2023 (in dollars):

	2024	2023
Cash used in Operating Activities	(8,217,000)	(10,009,000)
Cash provided by (used in) Investing Activities	7,637,000	(5,113,000)
Cash provided by Financing Activities	9,818,000	13,809,000

Operating Activities

During the year ended December 31, 2024, cash used in operating activities was $8.2 million, consisting of net loss of $11.8 million, partially offset by a non-cash benefit of $2.4 million and a favorable net change in operating assets and liabilities of $1.2 million. Our non-cash benefit consisted primarily of non-cash charges of $2.4 million for stock-based compensation. The favorable net change in our operating assets and liabilities was primarily due to an increase in accrued compensation expenses of $0.6 million and decrease in inventory of $0.3 million.

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

Investing Activities

During the year ended December 31, 2024, cash provided by investing activities was $7.6 million, consisting mainly of withdrawal of short terms deposits, net.

During the year ended December 31, 2023, cash used in investing activities was $5.1 million, consisting mainly of investment of short-term deposits, net.

Financing Activities

During the year ended December 31, 2024, cash provided by financing activities was $9.8 million, consisting of cash proceeds from issuance of shares in a private placement, net of issuance costs.

During the year ended December 31, 2023, cash provided by financing activities was $13.8 million, consisting of cash proceeds from issuance of shares and warrants in a private placement, net of issuance costs.

Contractual Obligations and Commitments

Operating lease payments represent our commitment for future rent made leases for our offices in Israel and for vehicle leasing. The total future payments for our operating lease obligation as of December 31, 2024 were approximately $1.2 million. For additional details regarding our lease, see Note 10 to our consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that assessment under those criteria, management has determined that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Independent Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9b. Other information

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

We use our website (www.odysight.ai) as a channel of distribution for Company information. The information we post on our website may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this Annual Report.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

part iii

Item 10. Directors, Executive Officers and corporate governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of our directors and executive officers:

Name	Age	Position
Executive Officers
Yehu Ofer	59	Chief Executive Officer
Einav Brenner	43	Chief Financial Officer
Eli Israeli	54	Chief Technology Officer
Jacob Avinu	42	Senior VP of Product Portfolio

Directors
Prof. Benad Goldwasser (4)	74	Chairman of the Board
Jackson Schneider (4)	60	Director
Ronit Rubin (1)(3)(4)	60	Director
Moshe (Mori) Arkin	72	Director
Inbal Kreiss (1)(3)(2)(4)	58	Director
Zeev Vurembrand (1)(3)(2)(4)	73	Director
Nir Nimrodi (2)(4)	56	Director
Dr. Carlo Papa	53	Director

(1)	Member of our audit committee

(2)	Member of our compensation committee

(3)	Member of our nominating and corporate governance committee

(4)	Independent director under the rules of Nasdaq

Executive Officers

Yehu Ofer has served as our Chief Executive Officer since October 2022. Mr. Ofer served as a colonel (now retired) in the Israeli Air Force, or the “IAF”, commanding two operational squadrons before commanding “Wing 15”, the optic and electronic intelligence wing of the IAF. In his last position, Mr. Ofer served as Israel Defense Attaché to Italy, Greece, Serbia, and Croatia, where he oversaw the largest ever government-to-government transaction between Israel and Italy. Upon his retirement from the Israel Defense Forces in 2013, Mr. Ofer joined Elbit Systems Ltd. in its electro-optics unit as a technology development and program manager in airborne optic and laser solutions. Mr. Ofer also managed Elbit System’s aerospace division as VP of large-scale development programs and VP of the Brazil business unit. Before leaving Elbit Systems, in October 2022, to become our CEO, Mr. Ofer served as VP of Global Business Development, Marketing and Sales for Elbit Systems, a position he held since 2020. Mr. Ofer holds an MBA degree from the University of Haifa, a Bachelor of Economics and Logistics degree (cum laude) from Bar Ilan University in Tel Aviv, and a degree from the National Security College in Tel Aviv. Mr. Ofer has served as a member of the board of directors of Aerospace Industrial Scan Ltd. since August 2024, Robotican Ltd since September 2024 and of the International Board of the Weizmann Institute since November 2023.

Einav Brenner has served as our Chief Financial Officer since May 2024. From May 2022 until becoming our CFO, Ms. Brenner served as the VP Finance of Solato Ltd. In this capacity, Ms. Brenner supported the establishment of global company activities, including strategic decision making and significant commercial agreements, building financial and operational teams and infrastructure, and handling fund raising and investor relations. From July 2017 to May 2022, Ms. Brenner served as Executive Director of Finance at RedHill Biopharma Ltd. (NASDAQ: RDHL), where she facilitated fund raising activities, managed complex transactions and legal aspects, and was responsible for Securities and Exchange Commission filings and financial reporting. Prior to this, Ms. Brenner served in various financial positions at Vizrt Inc., Viola Ventures and PricewaterhouseCoopers. Ms. Brenner is a CPA (Israel), holds a Bachelor of Accounting, Economics and Business Administration, and an MBA in Financial Management, both from Tel Aviv University.

Jacob Avinu has served as our Senior VP of Product Portfolio since November 2022. Mr. Avinu has more than 15 years of experience in development, operations, and leadership in a variety of industries, including aviation and aerospace. He joined Odysight.ai from Elbit Systems, where since 2018 he led the advanced capabilities R&D group in helmet-mounted displays and sensors, a key segment within the company’s aerospace division. Before joining Elbit Systems, Mr. Avinu served for six years in the IAF as a computer vision system engineer and commander of the electronic systems development group. Mr. Avinu holds a Master of Science degree from Ben-Gurion University of the Negev in Beer-Sheva, Israel with a focus on electro-optical engineering, and a Bachelor of Science degree in electrical engineering from Ort Braude College of Engineering in Karmiel Israel. Mr. Avinu also studied practical engineering and electronics at the Israeli Air Force Academy.

Eli Israeli has served as our Chief Technology Officer since October 2023. Before joining us, Mr. Israeli served from January 2022 to September 2023 as CTO at Gadfin, where he spearheaded the development and execution of Gadfin’s technology strategy. From December 2019 to February 2022, Mr. Israeli served as the Senior Vice President of System Engineering, Program Management, and Customer Success at IAI headquarters. His career includes a variety of other roles, including Chairman of the consortium of AI Academy–- Artificial Intelligence Training; Director of Program Management, Ground-Based & Missiles Defense Systems at IAI; Director of System Engineer and Product Management, Civil Aircraft Protection Systems at the Israel Ministry of Defense – DDR&D; Senior Systems Engineer, Unmanned Aerial Vehicle at the Israeli Air Force; and Director of R&D and Program Management, MALE Unmanned Aerial System at the Israeli Ministry of Defense - DDR&D. Mr. Israeli holds an MSc in System Engineering and Program Management from the Technion – Israel Institute of Technology in Haifa, Israel, and a BSc in electrical engineering and Bachelor of Education from Tel Aviv University.

Directors

Prof. Benad Goldwasser has served as chairman of our board of directors since December 2019, and has served as chairman of Odysight.ai Ltd.’s board of directors since its inception. Prof. Goldwasser is a serial entrepreneur and retired urology medical doctor. In 2016, Prof. Goldwasser helped launch a venture capital fund together with SAIL, a Shanghai Government investment company. Prof. Goldwasser has served as a member of the board of directors of Innoventric Ltd. since 2017. From January 2021 to January 2025, Prof. Goldwasser served as Chairman of the Board of Directors of Inspira Technologies Ltd (Nasdaq: IINN). From 2013-2016 Prof. Goldwasser served as an external director of BioCanCell Ltd. (TASE: BICL). Prof. Goldwasser was the co-founder of Vidamed Inc., Medinol Ltd., Rita Medical Inc., Optonol Ltd. and GI View Ltd. Prof. Goldwasser served as managing director of Biomedical Investments Ltd., an Israeli Venture Capital firm. During his medical career, he served as Chairman of Urology at the Chaim Sheba Medical Center and Professor of Surgery at Tel-Aviv University. Prof. Goldwasser holds MD and MBA degrees from Tel-Aviv University.

Jackson Schneider has served on our board of directors since December 2023. Mr. Schneider is currently an Adjunct Professor Senior at Columbia University in New York. From January 2014 to November 2022, Mr. Schneider served as President and CEO of Embraer Defense & Security, a leading Latin American aerospace and defense company and, from August 2020 to August 2022, he served as a visiting senior research fellow (non-resident) in the Department of War Studies at King’s College in London. Before this, Mr. Schneider served in other capacities for Embraer and in a series of senior management positions for Mercedes-Benz Do Brasil LTDA, Daimler-Chrysler (Mercedes-Benz), and Unilever do Brasil. Mr. Schneider also served on the board of directors of Tempest S.A., Visiona Tecnologia Aerospacial S.A., and OGMA, the Portugal Aerospace Industry, each affiliated with Embraer, until April 2023. He currently serves on the advisory board or board of directors of Sonda Tecnologias (Brazil), Abra Aviation Group (London), CBMM (Brazil) and Mercedes-Benz Do Brasil. In addition, Mr. Schneider has served in leadership roles in various industry associations and is currently the President of the Superior Council for Trade and Commerce in the Federation of Industries of the State of Sao Paulo. He holds a law degree from 1982 to 1986 from UFRGS/UNB and an MBA from the Business School Sao Paulo in Brazil in partnership with the Rotman School in Toronto, Canada.

Ronit Rubin has served on our board of directors since December 2023. Ms. Rubin is currently EMEA President for AllCloud, a professional services company providing organizations with the tools for cloud enablement and transformation, a position she has held since 2016. Prior to this, Ms. Rubin served as VP, Business Division and VP, Information Technology at Partner Communications Ltd. and as VP, Information Technology at Cal-Israel Credit Cards Ltd. From 1984-2006, Ms. Rubin served in various roles for the navy of the Israeli Defense Forces, including as Commander, Computers Unit and Head of Information Systems Department. She currently serves as a board member of CardCom Technology. Ms. Rubin holds a BA in Economics & Logistics from Bar-Ilan University in Ramat Gan, Israel, and an MA in Business Management from Ben-Gurion University of the Negev in Be’er Sheva, Israel.

Moshe (Mori) Arkin has served on our board of directors since February 2021. Mr. Arkin is a leading life science and pharmaceutical entrepreneur and serves as the chairman of Arkin Capital, which he founded in 2009. Mr. Arkin has served as chairman of the board of directors of Sol Gel Technologies Ltd. (NASDAQ: SLGL) since 2014 and sits on the board of directors of several private pharmaceutical and medical device companies, including Digma Medical, a company developing systems to treat insulin resistance present in type 2 diabetes and other metabolic syndrome diseases, and Valcare Medical, a company developing heart valve devices. From 2005 to 2008, Mr. Arkin served as the head of generics at Perrigo Company, and from 2005 until 2011, as a member of its board of directors. Prior to joining Sol Gel Technologies Ltd., Mr. Arkin served as a director of cCAM Biotherapeutics Ltd., a company focused on the discovery and development of novel immunotherapies to treat cancer from 2012 until its acquisition in 2015 by Merck & Co., Inc. Mr. Arkin served as chairman of Agis Industries Ltd. from 1972 until its acquisition by Perrigo Company in 2005. Mr. Arkin holds a B.A. degree in psychology from the Tel Aviv University, Israel.

Inbal Kreiss has served on our board of directors since April 2021. Ms. Kreiss is currently the Chief of Innovation at the Systems, Missiles and Space Division of the IAI, a position she has held since April 2020, and Chairwoman of RAKIA, Scientific and Technological Mission to the International Space Station, a position she has held since April 2021. Since 2013, Ms. Kreiss has served as Deputy Director of the Space Division at IAI, leading the development, construction, launch and operation of observation and communication satellites for both Israeli and foreign users. Since January 2025, Ms. Kreiss is also serving as a member of the board of Phoenix Financial Ltd (TLV:PHOE). Prior to that, Ms. Kreiss held various leadership positions within IAI, including chief engineer of Israel’s Arrow 2 anti-ballistic missile defense system from 2000 to 2006, and project manager of the Arrow 3 exo-atmospheric interceptor from 2007 to 2013. Ms. Kreiss holds a B.Sc degree in chemical engineering from the Technion, Israeli Institute of Technology, an Executive Masters in Business Administration degree from Tel Aviv University, and completed a visiting research fellowship at the Aeronautics & Astronautics Department of the Massachusetts Institute of Technology.

Zeev Vurembrand has served on our board of directors since May 2021. Mr. Vurembrand is currently the Chief Executive Officer and Owner of Vurembrand Management & Innovation Ltd., a position he has held since March 2019, and has been a member of the board of Bezeq the Israeli Telecommunication Corp. Ltd. (TASE: BEZQ) since 2017. Mr. Vurembrand also served as chairman of the board of Lageen Ltd. from 2019 until December 2023. From 2013 until 2019, Mr. Vurembrand was the Chief Executive Officer of Kupat Holim Meuhedet, Israel’s third largest health care organization. From 2008 until 2013, he was the Chief Executive Officer of Alon Holding Blue Square – Israel Ltd., and prior to that, from 2007 until 2008, he was the Chief Executive Officer of Phoenix Investments and Finance Ltd. Earlier in his career, from 2002 until 2007, Mr. Vurembrand was the Chief Executive Officer of Clalit Health Services Group, Israel’s largest health care organization. Mr. Vurembrand has served on numerous boards of directors, including Africa Israel Residences LTD. (TASE: AFRE) from 2014 until 2016, Discount Bank (TASE:DSCT) 2006 until 2007, U-Bank from 2005 until 2006, Blue Square Israel (TASE: BSI) from 2001 until 2006, and Dikla Medical Insurance Ltd. from 1995 until 2002. Mr. Vurembrand has also served on the board of trustees of Bar Ilan University since 2019. Mr. Vurembrand holds a B.Sc degree in industrial engineering and management from the Technion, Israeli Institute of Technology.

Nir Nimrodi has served on our board of directors since August 2023. Mr. Nimrodi has over 25 years’ experience working in start-ups and large global businesses in the life sciences, pharmaceutical, and biotechnology industries. From May 2019 to November 2024, Mr. Nimrodi was the chairman and chief executive officer of Accellix Inc., a life sciences company. From 2014 to April 2019, Mr. Nimrodi was the chief business officer of Intrexon (currently Precigen, Inc.). Prior to this, he held several executive roles at Life Technologies Inc. (now part of Thermo Fisher), and was chief executive officer at Proneuron Biotechnologies Inc. and Mindsense Biosystems Ltd. In addition, Mr. Nimrodi currently serves as a member of the board of Evogene Ltd. (NASDAQ: EVGN) and at the private company Scopio Labs. From July 2022 to December 2024, Mr. Nimrodi served as a member of the board of Genesee Scientific. Mr. Nimrodi holds a B.A. in Economics and an MBA from Tel-Aviv University.

Dr. Carlo Papa has served on our board of directors since September 2024 and as Chairman of Odysight.ai EU since January 2025. Dr. Papa has served as Chief Economics Advisor at Berkeley Research Group since January 2025, Senior Fellow at the Columbia Center on Sustainable Investment at Columbia University since August 2024 and as a member of the Impact Advisory Board of SACE, Italy’s export credit agency, since June 2023. From April 2015 to June 2024, Dr. Papa served as Managing Director of the Enel Foundation, an Italian think-tank, and as Global Head of Relationships with academic and research institutions for Enel Group. Dr. Papa previously served as Chief Innovation Officer at Enel Green Power and has held several positions with the Enel Group, including Chief of Staff of the Chairman’s Office, Head of Business Development for Russia and Ukraine (Power Generation Division) and co-founder of and Investment Manager for Enel Capital Corporate Venture Fund. Dr. Papa currently serves on the board, advisory board or executive committee of Italy’s National PhD in Sustainable Development and Climate Change, the UN’s Council Engineers for Energy Transition and Harambee Africa. Dr. Papa received a BSc in Economics - MSc in Management and Finance from Palermo University in Italy, an EMBA Trium Global Executive from London School of Economics, Stern NYU, HEC Paris and a PhD in Management Engineering from Tor Vergata University in Rome.

Staggered Board

Our board of directors is divided into three classes. Zeev Vurembrand, Nir Nimrodi and Dr. Carlo Papa are our Class I directors, with their terms of office to expire at our 2025 annual meeting of stockholders. Jackson Schneider, Ronit Rubin and Inbal Kreiss are our Class II directors, with their terms of office to expire at our 2026 annual meeting of stockholders. Professor Benad Goldwasser and Moshe (Mori) Arkin are our Class III directors, with their terms of office to expire at our 2027 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

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

Board Observer

Ori Amsalem, a principal at Arkin Capital (the chairman of which is our board member, Mr. Arkin), serves as a non-voting observer of our board since May 2023.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our directors or executive officers.

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

Insider Trading Policy

We adopted an insider trading policy that governs the purchase, sale and/or other transactions of our securities by our directors, officers and employees that it believes is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to our trading in its own securities, it is our policy to comply with the federal securities laws and applicable listing standards.

Clawback Policy

Our Board of Directors has adopted an Executive Officer Clawback Policy (the “Clawback Policy”), in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1, which applies to our current and former executive officers. Under the Clawback Policy, we are required to recoup the amount of any Erroneously Awarded Compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any Accounting Restatement (as defined in the Clawback Policy), subject to limited impracticability exception.

Policies and Practices Related to the Grant of Certain Equity Awards

Under our insider trading policy, our board of directors or any committee thereof shall consider our possession of material non-public information in connection with the timing of each grant of equity under our equity incentive plans, and determine whether a grant of equity should be delayed or otherwise modified due to the possession of such information at such time.

Board Leadership Structure and Role in Risk Oversight

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. While our board of directors has a fiduciary duty to monitor and assess strategic risk exposure, our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, overseeing cybersecurity risks and assisting the board of directors in its oversight over enterprise risk management. The audit committee also approves or disapproves any related person transactions. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines and manages risks associated with the independence of the board of directors.

Board Committees

Our board of directors has established an audit committee, compensation committee and a nominating and corporate governance committee and adopted written characters for each of these committees, which are available on our website at www.odysight.ai. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The members of the audit committee are Ms. Kreiss, Ms. Rubin, and Mr. Vurembrand, with Mr. Vurembrand as its designated chairperson, all of whom meet the independence criteria established by Nasdaq. The board of directors has determined that Mr. Vurembrand qualifies as an “audit committee financial expert” as defined by SEC rules adopted pursuant to the Exchange Act. Nasdaq requires that audit committees have at least three directors and that all directors be independent, as defined in the Nasdaq requirements and Rule 10A-3 under the Exchange Act.

The audit committee assists the board of directors in its oversight of financial reporting practices and the quality and integrity of our financial reports including compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, and the performance of our internal control function. The audit committee is responsible for the appointment of our independent auditors. The audit committee oversees our internal controls and risk assessment and management policies and meets with our independent auditor and management regarding our internal controls and other matters. The audit committee is responsible for periodically reviewing our code of business conduct and ethics and has established procedures for the receipt, retention, and treatment of complaints received by us regarding accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The audit committee is also responsible for approving or ratifying related person transactions pursuant to our related person transaction approval policy contained in the audit committee charter.

Compensation Committee

The members of the compensation committee are Ms. Kreiss, Mr. Nimrodi, and Mr. Vurembrand, with Ms. Kreiss as its designated chairperson, all of whom meet the independence criteria established by Nasdaq. The compensation committee is charged with the responsibility for setting executive compensation, reviewing certain compensation programs, administering our equity incentive plans, reviewing and discussing with management the compensation discussion and analysis required in proxy statements (if and when applicable), preparing a report on executive compensation required by SEC rules to be included in proxy statements (if and when applicable) and making other recommendations to the board of directors.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Ms. Kreiss, Ms. Rubin, and Mr. Vurembrand, with Mr. Vurembrand as its designated chairperson, as its designated chairperson, all of whom meet the independence criteria established by Nasdaq. The purpose of the nominating committee is to assist the board of directors in identifying qualified individuals to become directors, help to develop and implement corporate governance guidelines and monitor board effectiveness.

Committee Charters

Our audit committee charter, compensation committee charter, nominating and corporate governance committee charter and other corporate governance information are available under the Corporate Governance section of the Investors page of our website located at www.odysight.ai, or by writing to our Secretary at our offices at Suite 7A, Industrial Park, P.O. Box 3030, Omer, Israel 8496500.

Compensation committee interlocks and insider participation

None of the members of our compensation committee is a current or former officer or employee. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, including any entity whose executive officers served as a director or member of our compensation committee.

item 11. Executive Compensation

Summary Compensation Table

The following sets forth information about the compensation paid to or accrued by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of December 31, 2024.

Name and Principal Position	Year	Base Salary (4)	Bonus	Stock Awards (5)	Option Awards (5) (6)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation (7)	Total
	$ in thousands

Yehu Ofer,	2024	$385	$100	$-	$584	$-	$-	$39	$1,108
Chief Executive Officer (1)	2023	$349	$-	$-	$355	$-	$-	$40	$744

Einav Brenner,	2024	$151	$32	$-	$481	$-	$-	$9	$673
Chief Financial Officer (2)

Jacob Avinu,	2024	$284	$32	$-	$195	$-	$-	$27	$538
Senior VP Product Portfolio (3)	2023	$278	$33	$-	$47	$-	$-	$28	$386

(1)	Consists of Mr. Ofer’s compensation earned in his capacity as the Chief Executive Officer of our wholly-owned subsidiary, Odysight.ai Ltd. Mr. Ofer did not earn any compensation in his capacity as the Chief Executive Officer of Odysight.ai Inc and any of our other subsidiaries.

(2)	Consists of Ms. Brenner’s compensation earned in her capacity as then Chief Financial Officer of our wholly-owned subsidiary, Odysight.ai Ltd. Ms. Brenner did not earn any compensation in her capacity as the Chief Financial Officer of Odysight.ai Inc and any of our other subsidiaries. Ms. Brenner’s employment commenced on May 5, 2024.

(3)	Consists of Mr. Avinu’s compensation earned in his capacity as the Senior VP Product Portfolio of our wholly-owned subsidiary, Odysight.ai Ltd.

(4)	Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each named executive officer’s scope of responsibility and accountability. Base salary amounts include management insurance (which includes pension, disability insurance and severance pay) and payments towards such employee’s education fund, and Israeli social security. Each named executive officer also receives gross-up payments for the taxes on these benefits. The amounts included here are the U.S. dollar equivalent from NIS. The conversion rate used was the average of the 2023 and 2024 rates between the U.S. dollar and NIS, as published by the Bank of Israel.

(5)	The amount shown in the “Option Awards” and “Stock Awards” columns represents the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during 2024 and 2023. The ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.

(6)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model. The 2024 figures are unaudited numbers.

(7)	For 2024 and 2023, referenced amount is for car lease and other related vehicle expenses.

On September 16, 2024, our board of directors, upon recommendation of our compensation committee, approved (i) a cash compensation bonus of NIS 375,000 to Yehu Ofer, our Chief Executive Officer, and an award to him of 120,000 options to purchase shares of our common stock, (ii) a cash compensation bonus of NIS 60,000 to Einav Brenner, our Chief Financial Officer, and an award to her of 30,000 options to purchase shares of our common stock and (iii) a cash compensation bonus of NIS 120,000 to Jacob Avinu, our Senior VP of Product Portfolio, and an award to him of 40,000 options to purchase shares of common stock. So long as the executive continues as a service provider with us, the options will vest with respect to one-third of the shares of common stock on the first anniversary of the grant date and, with respect to the balance of the shares of common stock, will vest over two years in eight equal quarterly installments following the first anniversary of the grant date. The options are subject to acceleration of vesting in the event of a change of control.

On March 10, 2025, our board of directors, upon recommendation of our compensation committee, approved the following with regard to Mr. Ofer: (i) an increase in monthly base salary from NIS 80,000 to NIS 90,000, effective January 1, 2025, with such monthly base salary remaining subject to adjustments for inflation as announced from time to time in accordance with Israeli law, (ii) a cash compensation bonus of $142,500 and (iii) an award of 150,000 options to purchase shares of our common stock. The foregoing options were awarded to Mr. Ofer pursuant to our 2024 Stock Incentive Plan and have an exercise price of $6.50 per share. So long as Mr. Ofer continues as a service provider with us, the options will vest with respect to one-third of the shares of common stock on the first anniversary of the grant date and, with respect to the balance of the shares of common stock, will vest over two years in eight equal quarterly installments following the first anniversary of the grant date. The options are subject to acceleration of vesting in the event of a change of control of the Company. On the same date, our board of directors, upon recommendation of the compensation committee, approved a cash compensation bonus of $95,000 to Ms. Brenner.

Employment Agreements

We, or through our wholly-owned subsidiary, Odysight.ai Ltd., have entered into written employment agreements with each of our executive officers. All of these agreements contain customary provisions regarding noncompetition, confidentiality of information, and assignment of inventions. However, the enforceability of the noncompetition provisions may be limited under applicable law. In addition, our officers and directors are covered by directors and officers’ insurance, and we have entered into agreements with each executive officer and director pursuant to which we have agreed to indemnify each of them to the fullest extent permitted by law to the extent that these liabilities are not covered by directors and officers’ liability insurance.

In connection with the appointment of Mr. Ofer as our Chief Executive Officer, we entered into an employment agreement with Mr. Ofer. The agreement provides for a monthly base salary of NIS 70,000, subject to adjustments for inflation as announced from time to time in accordance with Israeli law. The agreement also provides that Mr. Ofer is entitled to receive an equity grant of options to purchase a total of 300,000 shares of our common stock, par value $0.001 per share, at an exercise price of $4.50 per share, which shall vest and become exercisable as follows: 33.33% of the shares covered by Mr. Ofer’s options on the first anniversary of his service as CEO, and 8.33% of the shares covered by Mr. Ofer’s options at the end of each subsequent three-month period thereafter over the course of the subsequent two years. Furthermore, Mr. Ofer’s options will immediately vest upon the occurrence of the following (i) the sale of all or substantially all of the assets of the Company, (ii) the sale of more than 50% of our common stock in a non-public sale, (iii) the dissolution or liquidation of the Company or (iv) any merger, share exchange, consolidation or other reorganization or business combination if immediately after such transaction either (A) the persons who were our directors immediately prior to such transaction do not constitute at least a majority of the directors of the surviving entity or (B) the persons who hold a majority of the voting capital stock of the surviving entity are not the persons who held a majority of the voting capital stock of the Company immediately prior to such transaction. Additionally, we agreed to pay Mr. Ofer both (i) a signing bonus in the aggregate amount of NIS 70,000 and (ii) an annual bonus pursuant to certain pre-determined measurable objectives agreed to with Mr. Ofer and approved by the board of directors by January 31 with respect to each calendar year, with the Company agreeing to recommend to the board of directors a grant of restricted stock in lieu of Mr. Ofer’s bonus through such time we are profitable and subject to meeting applicable objectives. In accordance with the terms of Mr. Ofer’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of us. Effective January 1, 2025, Mr. Ofer’s monthly base salary was NIS 90,000.

In connection with the appointment of Einav Brenner as our Chief Financial Officer, we entered into an employment agreement with Ms. Brenner that provides for the terms and conditions of her employment. The employment agreement provides for a monthly base salary of NIS 60,000. The employment agreement also provides that Ms. Brenner is entitled to receive an equity grant of options to purchase a total of 70,000 shares of our common stock which shall vest and become exercisable as follows: 33.33% of the shares covered by the options on the first anniversary of her service, and 8.33% of the shares covered by the options at the end of each subsequent three-month period thereafter over the course of the subsequent two years. Additionally, we agreed to pay Ms. Brenner a signing bonus in the aggregate amount of NIS 60,000 pursuant to certain objectives. In accordance with the terms of Ms. Brenner’s employment agreement, she will also receive additional benefits customary for an executive officer of her experience and for companies of similar stature and standing to that of the Company.

In connection with the appointment of Mr. Avinu as our Senior VP Product Portfolio, we entered into an employment agreement with Mr. Avinu. The agreement provides for a monthly salary of NIS 60,000. The agreement also provides that Mr. Avinu is entitled to receive an equity grant of options to purchase a total of 100,000 shares of our common stock, par value $0.001 per share, at an exercise price of $4.50 per share, which shall vest and become exercisable as follows: 33.33% of the shares covered by Mr. Avinu’s options on the first anniversary of his service as SVP Product, and 8.33% of the shares covered by Mr. Avinu’s options at the end of each subsequent three-month period thereafter over the course of the subsequent two years. Additionally, the agreement provides to Mr. Avinu: (i) a signing bonus in the aggregate amount of NIS 50,000 (ii) a performance bonus in the aggregate amount of NIS 120,000 pursuant to certain objectives and (iii) we will consider, at our sole discretion, after the first and second years following his employment, granting Mr. Avinu additional options / RSUs pursuant to certain objectives, subject to the approval of such grant by the CEO and our board of directors. In accordance with the terms of Mr. Avinu’s employment agreement, he will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of the Company. In October 2024, the Board of Directors approved a salary increase for Mr. Avinu in the amount of NIS 3,000 per month.

Outstanding Equity Awards

The following table provides information regarding equity awards for each of our named executive officers as of December 31, 2024.

	Options Award								Stock Awards
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Vesting Schedule		Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested

Yehu Ofer,	199,995	100,005	-	4.50		(1)	November 14, 2029	-	-	-
Chief Executive	62,495	87,505	-	3.00		(1)	July 9, 2030	-	-	-
Officer	-	120,000	-	4.80		(1)	September 16, 3031

Einav Brenner,	-	70,000	-	4.50		(1)	June 13, 2031	-	-	-
Chief Financial Officer	-	30,000	-	4.80		(1)	September 16, 3031	-	-	-

Jacob Avinu,	66,665	33,335	-	4.50		(1)	November 14, 2029	-	-	-
	8,332	11,668	-	3.00		(1)	July 9, 2030	-	-	-
Senior VP Product Portfolio	-	40,000	-	4.80		(1)	September 16, 3031	-	-	-

(1)	33.33% of the options granted will vest on the first anniversary date of the option grant, and 8.33% of the options will vest at the end of each subsequent three-month period thereafter over the course of the following two years. Pursuant to an acceleration mechanism, any outstanding and unvested options shall immediately accelerate and vest upon the occurrence of certain events, including, inter alia, a merger or sale of all our assets.

Retirement or Similar Benefit Plans

We do not have any arrangements or plans that provide for the payment of retirement or similar benefits to our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our Company or a change in our directors’ or executive officers’ responsibilities following a change in control. However, the vast majority of the options we have granted to our directors, executive officers and employees will become fully vested upon a change of control.

Director Compensation

The following table sets out the compensation earned or paid to directors for services rendered during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash		Stock Awards (*)	Option Awards (*)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	$ in thousands
Prof. Benad Goldwasser	$120		$-	$292	-	-	$-	$412
Dr. Carlo Papa(1)	$70	(2)	$-	$148		-	$-	$218
Moshe (Mori) Arkin	$16		$-	$73	-	-	$-	$89
Inbal Kreiss	$32		$-	$73	-	-	$-	$105
Zeev Vurembrand	$32		$-	$73	-	-	$-	$105
Ronit Rubin	$24		$-	$73	-	-	$-	$97
Jackson Schneider	$80		$-	$73	-	-	$-	$153
Nir Nimrodi	$24		$-	$73	-	-	$-	$97

(1)	Served as a director of Odysight.ai Inc. since September 16, 2024.

(2)	Includes compensation earned as Chairman of Odysight.ai EU.

(*)	The amount shown in the “Stock Awards” and “Option Awards” columns represents the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal year 2024. The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model.

On July 31, 2019, we entered into a consulting agreement with Prof. Goldwasser, whereby Prof. Goldwasser agreed to serve as chairman of our board of directors. Effective retroactively to March 1, 2019, services as chairman under the agreement were provided in consideration for a monthly fee of $10,000 and a grant of options to purchase our common stock representing 5% of the fully diluted share capital of the Company post issuance of the then-next financing round, subject to certain limitations. The options, which will have a six-year term, will vest in eight equal semi-annual installments over a period of four years with an exercise price per share calculated based on a 25% discount on the sale price of the common stock in the then-next fund raising of the Company and accelerated vesting upon closing of a material transaction resulting in change of control of the Company and/or in case Prof. Goldwasser is dismissed not for cause, with other terms and limitations as provided in the consulting agreement.

On March 15, 2020, our board of directors approved a quarterly fee of $4,000 payable to each of our currently serving directors, excluding Prof. Goldwasser. On each of April 9, 2021 and August 12, 2021, our board of directors approved the same terms for directors appointed subsequent to March 15, 2020. On May 15, 2022, the board of directors approved a quarterly fee in the amount of $2,000 payable to a director for each committee on which such director serves, if any, with such fee in addition to any other fees to which such director is entitled as a member of the board of directors or any other committee.

On November 22, 2023, our board of directors approved a separate compensation arrangement with Mr. Schneider, subject to his election as a director, which took place on December 6, 2023. In light of the special role and contributions that Mr. Schneider is expected to make to the operation of the Company, the board of directors approved compensation that includes an annual fee of $80,000, which will be paid on a monthly basis in equal installments, and a recommendation to the board of directors to grant Mr. Schneider options to purchase a total of 50,000 shares of common stock at an exercise price per share equal to $3.00 per share, vesting over a period of three years and such other terms as provided in a Director Service Agreement signed between Mr. Schneider and the Company.

On September 16, 2024, we entered into a director appointment and services agreement with Dr. Papa, who was appointed as a member of our board on the same date, pursuant to which Dr. Papa will receive an annual fee of €30,000 for such service, to be paid in equal quarterly installments, a grant of options to purchase 30,000 shares of our common stock at an exercise price of $4.80 per share, one-third of which will vest on the first anniversary of the grant date and the remaining amount vesting over the following two years in eight equal quarterly installments, and such other terms as provided in the agreement. The options are subject to acceleration of vesting in the event of a change of control of the Company.

On February 18, 2025, Odysight.ai EU entered into a two-year agreement with Dr. Papa, who will serve as Odysight.ai EU’s president and legal representative, effective as of January 9, 2025. Pursuant to the agreement, Dr. Papa will receive: (i) an annual fee of €120,000 for such service, to be paid in equal monthly installments, (ii) a signing bonus of €20,000, (iii) an entry bonus equal to an amount of €40,000 reflecting Dr. Papa’s prior effort and support in the development of the Italian subsidiary and (iv) such other insurance, termination fees and other benefits as provided in the agreement.

On March 10, 2025, our board of directors, upon recommendation of our compensation committee, approved a one-time cash compensation bonus of $130,000 to Prof. Goldwasser.

From time to time our directors, including those with separate compensation arrangements with the Company as described above, receive periodic grants of equity securities for their service as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficially owned holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Applicable percentage ownership is based on 16,307,321 shares of common stock outstanding as of March 20, 2025. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise indicated below, the address for each beneficial owner listed in the table below is c/o Odysight.ai Inc., Suite 7A, Industrial Park, P.O. Box 3030, Omer, Israel 8496500.

Name and Address of Owner	Shares of Common Stock Owned Beneficially	Percent of Class
Moshe (Mori) Arkin(2)	7,926,329	41.9%
Prof. Benad Goldwasser(3)	727,978	4.3%
Yehu Ofer(4)	356,826	2.1%
Jacob Avinu(5)	94,998	* %
Zeev Vurembrand(6)	48,524	* %
Inbal Kreiss(7)	33,524	* %
Jackson Schneider(8)	20,831	* %
Eli Israeli(9)	17,499	* %
Nir Nimrodi(10)	17,499	* %
Ronit Rubin(11)	12,499	* %
Einav Brenner	-	-%
Carlo Papa	-	-%
Directors and officers as a group (12 individuals)	9,256,507	46.2%
Phoenix Financial Ltd.(12)	3,777,878	21.1%
The More Group(13)	2,200,832	13.1%
Sudoku Capital Ltd. (14)	1,153,846	7.1%
Kranot Hishtalmut(15)	820,737	5.0%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table have, to our knowledge, direct ownership of and sole voting and investment power with respect to the shares of common stock beneficially owned by them.

(2)	Based in part upon information contained in a Schedule 13G filed on March 6, 2025 by Mr. Arkin to report holdings as of February 10, 2025. The securities included herein are held (i) by Mr. Arkin directly or by M. Arkin (1999) Ltd., a company wholly-owned by Mr. Arkin, as follows: (a) 2,959,143 shares of common stock, (b) options to acquire 39,081 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 25, 2025 and (c) warrants to acquire 222,223 shares of common stock that are current exercisable; and (ii) by Phoenix Insurance Company Ltd. on behalf of Mr. Arkin, as follows: (a) 2,352,941 shares of common stock and (b) warrants to acquire 2,352,941 shares of common stock that are currently exercisable.

(3)	Includes (i) options to purchase 534,037 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 20, 2025 and (ii) 75,000 shares of common stock beneficially owned directly by Prof. Goldwasser’s spouse.

(4)	Includes options to purchase 337,493 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 20, 2025.

(5)	Includes options to purchase 94,998 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 20, 2025.

(6)	Consists of options to purchase 33,524 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 20, 2025.

(7)	Includes options to purchase 33,524 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 20, 2025.

(8)	Includes options to purchase 20,831 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 20, 2025.

(9)	Consists of options to purchase 17,499 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 20, 2025.

(10)	Includes options to purchase 17,499 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 20, 2025.

(11)	Includes options to purchase 12,499 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 20, 2025.

(12)	Based in part on information contained in a Schedule 13G filed on November 14, 2024 by Phoenix Financial Ltd. to report holdings as of September 30, 2024. The securities reported herein include 1,620,189 warrants to purchase shares of common stock that are currently exercisable or will become exercisable within 60 days of March 20, 2025. Securities reported in the Schedule 13G are beneficially owned by various direct or indirect, majority or wholly-owned subsidiaries of Phoenix Financial Ltd., which manage their own funds and/or the funds of others, including for holders of exchange-traded notes or various insurance policies, members of pension or provident funds, unit holders of mutual funds and portfolio management clients. Each of the subsidiaries of Phoenix Financial Ltd. operates under independent management and makes its own independent voting and investment decisions. Not included as beneficially owned by Phoenix Financial Ltd. are shares of common stock and warrants to acquire shares of common stock that are currently exercisable, each as held by Phoenix Insurance Company Ltd. on behalf of Mr. Arkin and included in the shares of common stock that are beneficially owned by Mr. Arkin, as indicated in footnote 4 above. The business address of Phoenix Financial Ltd. is Derech Hashalom 53, Givataim 53454, Israel.

(13)	Based upon information contained in the Schedule 13G filed on March 13, 2025 by the Y.D. More Investment Ltd., or Y.D. More, to report holdings as of February 10, 2025. The securities reported herein include warrants to purchase 432,099 shares of common stock that are currently exercisable. Y.D More is an Israeli public company controlled through a voting agreement among the following individuals and entities, each of which is a Reporting Person in the Schedule 13G: (a) Yosef Meirov, directly and through B.Y.M. Mor Investments Ltd., a company he controls with Michael Meirov and Dotan Meirov, (b) Benjamin Meirov (c) Yosef Levy and (d) Eli Levy through Elldot Ltd., a wholly owned company. Other reporting persons in the Schedule 13G include More Mutual Funds Management (2013) Ltd. and More Investment House Portfolio Management Ltd., each of which is a wholly-owned subsidiaries of Y.D. More, and More Provident Funds and Pension Ltd., which is a majority-owned subsidiary of Y.D. More. The business address of the More Group is 2 Ben Gurion Street, Ramat Gan, Israel.

(14)	Based on information provided to or available to us. Sudoku Capital Ltd. is an entity affiliated with Shmuel Harlap. The business address of Sudoku Capital Ltd. is Sokolov 62, Ramat Hasharon, Israel.

(15)	Based on information contained in a Schedule 13G filed on February 20, 2025 by Kranot Hishtalmut Le Morim Ve Gananot Hevera Menahelet Ltd. and Kranot Hishtalmut Le Morim Tichoniim Hevera Menahelet Ltd. (the “Management Companies”) to report holdings as of February 14, 2025. The Management Companies, which manage various education funds (referred to in Hebrew as “Kranot hishtalmut”), operate under independent management and make their own independent voting and investment decisions. Any economic interest or beneficial ownership in any of the securities is held for the benefit of the members of the education funds. The business address of the Management Companies is 8 Sderot Sha’ul HaMelech St., Tel Aviv 64733, Israel.

Securities Authorized for Issuance under Equity Compensation Plans.

In February 2020, our board of directors approved the 2020 Share Incentive Plan, or the 2020 Plan. The 2020 Plan initially included a pool of 580,890 shares of common stock for grant to our employees, consultants, directors and other service providers. On March 15, 2020, our board of directors approved an increase to the 2020 Plan’s option pool by an additional 64,099 shares of common stock. On June 22, 2020, our board of directors approved an increase to the 2020 Plan’s option pool by an additional 401,950 shares of common stock. During the second quarter of 2021, our board of directors approved an increase to the 2020 Plan’s option pool by an additional 777,778 shares of common stock. During the first quarter of 2023, our board of directors approved an increase to the 2020 Plan’s option pool by an additional 1,000,000 shares of common stock.

In June 2024, our board of directors approved the 2024 Share Incentive Plan, or the 2024 Plan. The 2024 Plan initially included a pool of 234,484 shares of common stock, representing the number of shares remaining available for grant under the 2020 Plan. These shares are available for future grant to our employees, consultants, directors and other service providers. Shares that were subject to awards granted under either the 2020 Plan or the 2024 Plan that have expired or were cancelled or become un-exercisable for any reason without having been exercised in full shall become available for future grant under the 2024 Plan. In July 2024, our board of directors approved an increase to the 2024 Plan’s option pool by an additional 850,000 shares of common stock.

The following table provides certain information as of December 31, 2024, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	3,374,057	3.92	209,818
Total

2020 Share Incentive Plan

We have adopted the 2020 Plan, under which we previously granted equity-based incentive awards to attract, motivate, and retain the talent for which we compete. With adoption of the 2024 Share Incentive Plan, described below, we make awards under that plan and have ceased making new awards under the 2020 Plan.

Authorized Shares. The maximum number of shares of common stock which were available for issuance under the 2020 Plan is equal to the sum of 2,824,717 shares.

Administration. Our board of directors, or a duly authorized committee of our board of directors, will administer the 2020 Plan. Under the 2020 Plan, the administrator has the authority, subject to applicable law, to interpret the terms of the 2020 Plan and any award agreements or awards granted thereunder, designate recipients of awards, determine and amend the terms of awards, including the exercise price of an option award, the fair market value of a share of common stock, the time and vesting schedule applicable to an award or the method of payment for an award, accelerate or amend the vesting schedule applicable to an award, prescribe the forms of agreement for use under the 2020 Plan, and take all other actions and make all other determinations necessary for the administration of the 2020 Plan.

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

Section 102 of the Ordinance allows employees, directors, and officers who are not controlling stockholders and are considered Israeli residents to receive favorable tax treatment for compensation in the form of shares or options. Our non-employee service providers and controlling stockholders may only be granted options under section 3(i) of the Ordinance, which does not provide for similar tax benefits.

Grant. All awards granted pursuant to the 2020 Plan were evidenced by an award agreement, in a form approved, from time to time, by the administrator in its sole discretion. The award agreement was set forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions (including performance goals or measures), and the exercise price, if applicable. Certain awards under the 2020 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards.

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

Exercise. An award under the 2020 Plan may be exercised by providing the company with a written or electronic notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the administrator and permitted by applicable law. An award may not be exercised for a fraction of a share. With regard to tax withholding, exercise price, and purchase price obligations arising in connection with awards under the 2020 Plan, the administrator may, in its discretion, accept cash, provide for net withholding of shares in a cashless exercise mechanism, or direct a securities broker to sell shares and deliver all or a part of the proceeds to us or the trustee.

Transferability. Other than by will, the laws of descent and distribution, or as otherwise provided under the 2020 Plan, neither the options nor any right in connection with such options are assignable or transferable.

Termination of Employment. For grantees who terminated their employment with us or any of its affiliates prior to July 5, 2022, all vested and exercisable awards held by such grantees as of the date of termination may be exercised within three months, unless otherwise determined by the administrator. For grantees who terminated their employment with us or any of our affiliates after July 5, 2022, all vested and exercisable awards held by such grantees as of the date of termination may be exercised within three years, unless otherwise determined by the administrator. After such three month or three-year period, as applicable, all such unexercised awards will terminate, and the shares covered by such awards shall again be available for issuance under the 2020 Plan.

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

Transactions. In the event of a share split, reverse share split, share dividend, recapitalization, combination, or reclassification of our shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by the company (but not including the conversion of any convertible securities of the company), the administrator in its sole discretion shall make an appropriate adjustment in the number of shares related to each outstanding award and to the number of shares reserved for issuance under the 2020 Plan, to the class and kind of shares subject to the 2020 Plan, as well as the exercise price per share of each outstanding award, as applicable, the terms and conditions concerning vesting and exercisability, and the term and duration of outstanding awards, or any other terms that the administrator adjusts in its discretion, or the type or class of security, asset, or right underlying the award (which need not be only that of the Company, and may be that of the surviving corporation or any affiliate thereof or such other entity party to any of the above transactions); provided that any fractional shares resulting from such adjustment shall be rounded down to the nearest whole share unless otherwise determined by the administrator. In the event of a distribution of a cash dividend to all stockholders, the administrator may determine, without the consent of any holder of an award, that the exercise price of an outstanding and unexercised award shall be reduced by an amount equal to the per share gross dividend amount distributed by the Company, subject to applicable law.

In the event of a merger or consolidation of our Company, or a sale of all, or substantially all, of our shares or assets, or other transaction having a similar effect on us, or change in the composition of the board of directors, or liquidation or dissolution, or such other transaction or circumstances that the board of directors determines to be a relevant transaction, then without the consent of the grantee, the administrator may but is not required to (i) cause any outstanding award to be assumed or substituted by such successor corporation, or (ii) regardless of whether or not the successor corporation assumes or substitutes the award (a) provide the grantee with the option to exercise the award as to all or part of the shares, and may provide for an acceleration of vesting of unvested awards, or (b) cancel the award and pay in cash, shares of the company, the acquirer, or other corporation which is a party to such transaction, or other property as determined by the administrator as fair in the circumstances. Notwithstanding the foregoing, the administrator may upon such event amend, modify, or terminate the terms of any award as it shall deem, in good faith, appropriate.

2024 Share Incentive Plan

We have adopted the 2024 Plan, under which we may grant equity-based incentive awards to attract, motivate, and retain the talent for which we compete.

Authorized Shares. The maximum number of shares of common stock available for issuance under the 2024 Plan is equal to the sum of 1,084,484 shares, or such number as our board of directors may determine from time to time. Awards granted under either the 2020 Plan or the 2024 Plan that have expired or was cancelled or become un-exercisable for any reason without having been exercised in full, the shares that were subject thereto shall become available for future grant under the 2024.

Administration. Our board of directors, or a duly authorized committee of our board of directors, will administer the 2024 Plan. Under the 2024 Plan, the administrator has the authority, subject to applicable law, to interpret the terms of the 2024 Plan and any award agreements or awards granted thereunder, designate recipients of awards, determine and amend the terms of awards, including the exercise price of an option award, the fair market value of a share of common stock, the time and vesting schedule applicable to an award or the method of payment for an award, accelerate or amend the vesting schedule applicable to an award, prescribe the forms of agreement for use under the 2024 Plan, and take all other actions and make all other determinations necessary for the administration of the 2024 Plan.

The administrator also has the authority to amend and rescind rules and regulations relating to the 2024 Plan or terminate the 2024 Plan at any time before the date of expiration of its ten-year Eligibility. The 2024 Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Israeli Income Tax Ordinance (New Version), 5721-1961 (the “Ordinance”), and Section 3(i) of the Ordinance and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Internal Revenue Code (the “Code”) and Section 409A of the Code.

Section 102 of the Ordinance allows employees, directors and officers who are not controlling stockholders and are considered Israeli residents to receive favorable tax treatment for compensation in the form of shares or options. Our non-employee service providers and controlling stockholders may only be granted options under section 3(i) of the Ordinance, which does not provide for similar tax benefits.

Grant. All awards granted pursuant to the 2024 Plan will be evidenced by an award agreement, in a form approved, from time to time, by the administrator in its sole discretion. The award agreement will set forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions (including performance goals or measures), and the exercise price, if applicable. Certain awards under the 2024 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards.

Each award will expire seven years from the date of the grant thereof, unless such shorter term of expiration is otherwise designated by the administrator.

Awards. The 2024 Plan provides for the grant of stock options (including incentive stock options and nonqualified stock options), shares of common stock, restricted shares, restricted share units, and other share-based awards.

Options granted under the 2024 Plan to our employees who are U.S. residents may qualify as “incentive stock options” within the meaning of Section 422 of the Code, or may be non-qualified stock options. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders).

Exercise. An award under the 2024 Plan may be exercised by providing the company with a written or electronic notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the administrator and permitted by applicable law. An award may not be exercised for a fraction of a share. With regard to tax withholding, exercise price, and purchase price obligations arising in connection with awards under the 2024 Plan, the administrator may, in its discretion, accept cash, provide for net withholding of shares in a cashless exercise mechanism, or direct a securities broker to sell shares and deliver all or a part of the proceeds to us or the trustee.

Transferability. Other than by will, the laws of descent and distribution, or as otherwise provided under the 2024 Plan, neither the options nor any right in connection with such options are assignable or transferable.

Termination of Employment. In the event of termination of a grantee’s employment or service with the company or any of its affiliates (other than by reason of death, disability, or retirement), all vested and exercisable awards held by such grantees as of the date of termination may be exercised within three months after such date of termination, unless otherwise determined by the administrator. After such three month period, all such unexercised awards will terminate, and the shares covered by such awards shall again be available for issuance under the 2024 Plan.

In the event of termination of a grantee’s employment or service with the company or any of its affiliates due to such grantee’s death, permanent disability, all vested and exercisable awards held by such grantee as of the date of termination may be exercised by the grantee or the grantee’s legal guardian, estate, or by a person who acquired the right to exercise the award by bequest or inheritance, as applicable, within one year after such date of termination, unless otherwise provided by the administrator. Any awards which are unvested as of the date of such termination or which are vested but not then exercised within the twelve-month period following such date, will terminate and the shares covered by such awards shall again be available for issuance under the 2024 Plan.

In the event of termination of a grantee’s employment or service with the company or any of its affiliates due to such grantee’s retirement, all vested and exercisable awards held by such grantee at the time of such retirement may be exercised by the grantee within three months after the date of such retirement, unless otherwise provided by the administrator. Any awards which are unvested as of the date of such termination or which are vested but not then exercised within the three months period following such date, will terminate and the shares covered by such awards shall again be available for issuance under the 2024 Plan.

Notwithstanding any of the foregoing, if a grantee’s employment or services with the company or any of its affiliates is terminated for “Cause” (as defined in the 2024 Plan), all outstanding awards held by such grantee (whether vested or unvested) will terminate on the date of such termination and the shares covered by such awards shall again be available for issuance under the 2024 Plan.

Transactions. In the event of a share split, reverse share split, share dividend, recapitalization, combination, or reclassification of our shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by the company (but not including the conversion of any convertible securities of the company), the administrator in its sole discretion shall make an appropriate adjustment in the number of shares related to each outstanding award and to the number of shares reserved for issuance under the 2024 Plan, to the class and kind of shares subject to the 2024 Plan, as well as the exercise price per share of each outstanding award, as applicable, the terms and conditions concerning vesting and exercisability, and the term and duration of outstanding awards, or any other terms that the administrator adjusts in its discretion, or the type or class of security, asset, or right underlying the award (which need not be only that of the Company, and may be that of the surviving corporation or any affiliate thereof or such other entity party to any of the above transactions); provided that any fractional shares resulting from such adjustment shall be rounded down to the nearest whole share unless otherwise determined by the administrator. In the event of a distribution of a cash dividend to all stockholders, the administrator may determine, without the consent of any holder of an award, that the exercise price of an outstanding and unexercised award shall be reduced by an amount equal to the per share gross dividend amount distributed by us, subject to applicable law.

In the event of a merger or consolidation of our Company, or a sale of all, or substantially all, of our shares or assets, or other transaction having a similar effect on the Company, or liquidation or dissolution, or such other transaction or circumstances that the board of directors determines to be a relevant transaction, then without the consent of the grantee, the administrator may but is not required to (i) cause any outstanding award to be assumed or substituted by such successor corporation, or (ii) regardless of whether or not the successor corporation assumes or substitutes the award (a) provide the grantee with the option to exercise the award as to all or part of the shares, and may provide for an acceleration of vesting of unvested awards, or (b) cancel the award and pay in cash, shares of the company, the acquirer, or other corporation which is a party to such transaction, or other property as determined by the administrator as fair in the circumstances. Notwithstanding the foregoing, the administrator may upon such event amend, modify, or terminate the terms of any award as it shall deem, in good faith, appropriate.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment, and change in control arrangements, discussed, when required, in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction for the prior two year period and each currently proposed transaction in which:

●	we have been or are to be a participant;
●	the amount involved exceeded or exceeds $120,000; and
●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

On March 16, 2023, we entered into and consummated securities purchase agreements with (i) Phoenix Insurance Company Ltd. (for Mr. Arkin, who currently serves as a director on our board of directors, through his individual retirement account) and (ii) Phoenix Insurance and Phoenix Amitim, in connection with the sale and issuance of an aggregate of 3,294,117 units, at a purchase price of $4.25 per unit, and for an aggregate purchase price of $14,000,000. Each unit consists of: (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $5.50 (the “Warrants”). The Warrants are immediately exercisable and will expire three years from the date of issuance and will be subject to customary adjustments. In connection with the private placement, we undertook to file a Registration Statement on Form S-1 with the SEC covering the resale of the shares of common stock issued pursuant to the private placement, the shares of common stock underlying the Warrants issued pursuant to the private placement, and any other shares of common stock and shares of common stock underlying warrants to the extent previously issued to Mr. Arkin, Phoenix Insurance or Phoenix Amitim. We further undertook that the Registration Statement on Form S-1 would not include any shares of common stock or other securities for the account of any other holder without the prior written consent of Mr. Arkin, Phoenix Insurance and Phoenix Amitim. As with Mr. Arkin, Phoenix Insurance and Phoenix Amitim are our existing stockholders. The shares of common stock and warrants were issued pursuant to Regulation S of the Securities Act.

During 2023 we received development services in the amount of $29,000 from Smartec R&D Ltd., a company owned by our former CTO, Amir Govrin.

On July 16, 2024, we issued 2,144,583 shares of our common stock in consideration for a purchase price of $4.80 per share to new and existing investors, including Mr. Arkin (via M. Arkin (1999) Ltd.), who currently serves as a director on our board of directors, and The Phoenix Holdings, through Phoenix Insurance and Phoenix Amitim. We raised approximately $10 million in the private placement. The shares of common stock were issued pursuant to Regulation S of the Securities Act.

In February 2025, one or more entities affiliated with the More Group and Sudoku Capital Ltd. (an entity affiliated with Shmuel Harlap), purchased 1,046,672 shares and 1,153,846 shares, respectively, of our common stock in our underwritten public offering. More Group was a more than 5% beneficial owner of our common stock prior to the underwritten public offering while Sudoku Capital became a more than 5% beneficial owner following its participation in the underwritten public offering.

Indemnification Agreements

We have entered into indemnification agreements with all of our directors and named executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Nevada law against certain liabilities that may arise by reason of their service to us, and, subject to certain exceptions and repayment conditions, to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Policies and Procedures for Related Party Transactions

The audit committee is responsible for approving or ratifying related person transactions pursuant to our related person transaction approval policy contained in the audit committee charter. In reviewing and approving any such related person transactions, the audit committee shall consider all relevant facts and circumstances, including whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. The audit committee shall have the authority to establish guidelines for related person transactions and intercompany arrangements where it deems it to be appropriate.

Director Independence

We have been approved to list our common stock on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year following the listing date of the company’s securities, and a director will only qualify as an “independent director” if that that company’s board of directors affirmatively determines that such person does not have a relationship with the company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Item 14. Principal accounting fees and services

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by Brightman Almagor Zohar & Co., a firm in the Deloitte global network, for the fiscal years ended December 31, 2023 and December 31, 2024:

Services	Year Ended December 31, 2024	Year Ended December 31, 2023
	$ in thousands
Audit fees(1)	$145	$110
Tax fees(2)	$15	$—
Total fees	$160	$110

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Tax fees consist of services related to representing us before the ITA in a VAT assessment.

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

Part IV

Item 15. exhibits AND financial statement schedules

(a) Exhibits.

Exhibit No.	Exhibit Description

2.1	Securities Exchange Agreement, dated September 16, 2019, by and among Medigus Ltd. and Intellisense Solutions Inc. (incorporated by reference to Exhibit 10.1 to the report on Form 8-K filed by Medigus Ltd. on September 17, 2019)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-1 filed with the SEC on July 17, 2023)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2023)
4.1*	Description of the Registrant’s Securities
10.1+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2025)
10.2	Amended and Restated Asset Transfer Agreement, by and between Odysight.ai Ltd. and Medigus Ltd., dated December 1, 2019 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.3+	Consulting Agreement by and between Odysight.ai Ltd. and Prof. Benad Goldwasser, dated July 31, 2019 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.4	2020 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 28, 2023)
10.5	2024 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed with the SEC on June 24, 2024)
10.6	Form of Notice of Option Grant and Option Agreement 2020 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed with the SEC on March 28, 2023)
10.7	Form of Notice of RSU Grant and RSU Agreement 2020 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed with the SEC on March 28, 2023)
10.8+	Employment Agreement of Eli Israeli, dated September 19, 2023 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A filed with the SEC on December 20, 2023)
10.9**	Addendum No. 1 to the Amended and Restated Asset Transfer Agreement, dated July 27, 2020, by and between Odysight.ai Ltd. and Medigus Ltd. (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-1/A filed with the SEC on October 19, 2021)
10.10+	Employment Agreement of Yehu Ofer, dated July 13, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2022)
10.11+	Employment Agreement of Jacob Avinu, dated September 20, 2022 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 filed with the SEC on July 17, 2023)
10.12	Stock Purchase Agreement, dated March 16, 2023, by and between Odysight.ai Inc. and the Investors defined therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.13	Stock Purchase Agreement, dated March 16, 2023, by and between Odysight.ai Inc. and the Investors defined therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.14	Form of Warrant to Purchase Shares of common stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.15	Registration Rights Agreement, dated March 16, 2023, among Odysight.ai Inc. and the Investors defined therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.16	Registration Rights Agreement, dated March 16, 2023, among Odysight.ai Inc. and the Investors defined therein (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.17+	Director Appointment and Service Agreement of Jackson Schneider, dated December 6, 2023 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1/A filed with the SEC on December 20, 2023)
10.18+	Employment Agreement of Einav Brenner, dated February 21, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 6, 2024)
10.19	Form of Subscription Order (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 15, 2024)
10.20+*	Director Appointment and Service Agreement of Carlo Papa, dated September 16, 2024.
10.21	Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to our Registration Statement on Form S-1, as amended, filed with the SEC on January 28, 2025)
10.22+*	Agreement between Carlo Papa and Odysight.ai EU, dated February 18, 2025.
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1/A filed with the SEC on January 24, 2025)
23.1*	Consent Brightman Almagor Zohar & Co., a firm in the Deloitte global network, an independent registered public accounting firm
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
97.1*+	Executive Officer Clawback Policy

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Certain confidential information contained in this exhibit, marked by brackets, was omitted because it is both (i) not material and (ii) would likely cause competitive harm to us if publicly disclosed. “[***]” indicates where the information has been omitted from this exhibit
+	Management contract or compensatory plan or arrangement

(b)	Financial Statement Schedules. Schedules have been omitted because the information required to be set out therein is not applicable or is shown in the financial statements or notes thereto.

Item 16. Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSIGHT.AI INC.

By:	/s/ Yehu Ofer
Name:	Yehu Ofer
Title:	Chief Executive Officer
Date:	March 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yehu Ofer	Chief Executive Officer	March 26, 2025
Yehu Ofer	(Principal Executive Officer)

/s/ Einav Brenner	Chief Financial Officer	March 26, 2025
Einav Brenner	(Principal Financial and Accounting Officer)

/s/ Benad Goldwasser	Chairman of the Board	March 26, 2025
Benad Goldwasser

/s/ Ronit Rubin	Director	March 26, 2025
Ronit Rubin

/s/ Jackson Shneider	Director	March 26, 2025
Jackson Shneider

/s/ Nir Nimrodi	Director	March 26, 2025
Nir Nimrodi

/s/ Mori Arkin	Director	March 26, 2025
Mori Arkin

/s/ Inbal Kreiss	Director	March 26, 2025
Inbal Kreiss

/s/ Zeev Vurembrand	Director	March 26, 2025
Zeev Vurembrand

/s/ Carlo Papa	Director	March 26, 2025
Carlo Papa

ODYSIGHT.AI INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Odysight.ai Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odysight.ai Inc. and its Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue — Customization and Development Services — Refer to Note 2l and 9 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes revenue from customization and development services that represent a single performance obligation over the duration of the respective contract (“over time”). These revenues are recognized commensurate with the progress of services, as products are produced and services are rendered, based on the effort expanded through the reporting date relative to total estimated effort to satisfy the performance obligation. During the year ended December 31, 2024 the Company recognized revenues from customization and development services in the amount of $863 thousands. The accounting for these contracts requires management to make judgments related to the total estimated amount and cost of man hours and materials required to satisfy the performance obligation.

We identified revenue from customization and development services as a critical audit matter because of the judgments made by management in estimating the total effort to satisfy the performance obligation. This required a high degree of auditor judgment and an increased extent of effort, in relation to our audit as whole.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenues from customization and development services included the following, among others:

●	We obtained understanding of the contractual terms.

●	We tested the accuracy of the actual effort incurred through the reporting date to satisfy the performance obligation by performing a sample of actual costs and obtaining supporting documents.

●	We evaluated reasonability of estimated total effort to satisfy the performance obligation by:

–	Inquiring of Company research and development personnel to understand the process used to develop management’s estimate.
–	Comparing the amount of effort incurred to date to management’s historical estimates and inquiring regarding differences.
–	Performing sensitivity analysis over total estimated effort.

●	We tested the mathematical accuracy of management’s calculation of effort expanded through the reporting date relative to total estimated effort.

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 26, 2025

We have served as the Company’s auditor since 2020.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2024	2023
		USD in thousands

Assets

CURRENT ASSETS:
Cash and cash equivalents		18,164	8,945
Restricted deposit		322	-
Short terms deposits		-	8,096
Accounts receivable		1,510	1,372
Inventory	3	203	504
Other current assets		588	432
Total current assets		20,787	19,349

NON-CURRENT ASSETS:
Contract fulfillment assets	9	1,017	1,256
Property and equipment, net	4	407	477
Operating lease right-of-use assets	10	1,113	1,380
Severance pay asset		259	271
Other non-current assets		96	96
Total non-current assets		2,892	3,480

TOTAL ASSETS		23,679	22,829

Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable		442	287
Contract liabilities - short term	9	702	527
Operating lease liabilities - short term	10	539	470
Accrued compensation expenses		1,124	546
Related parties	7	120	41
Other current liabilities	5	368	211
Total current liabilities		3,295	2,082

NON-CURRENT LIABILITIES:
Contract liabilities - long term	9	1,373	1,795
Operating lease liabilities - long term	10	508	856
Liability for severance pay		259	261
Other non-current liabilities		-	28
Total non-current liabilities		2,140	2,940

TOTAL LIABILITIES		5,435	5,022

SHAREHOLDERS’ EQUITY:	8
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2024 and December 31, 2023, 12,612,517 and 10,443,768 shares issued and outstanding as of December 31, 2024 and December 31, 2023		13	10
Additional paid-in capital		64,205	52,004
Accumulated deficit		(45,974)	(34,207)
TOTAL SHAREHOLDERS’ EQUITY		18,244	17,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		23,679	22,829

The accompanying notes are an integral part of these consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
	Note	2024	2023
		USD in thousands (except per share data)

REVENUES	9	3,964	3,033
COST OF REVENUES	11	2,807	2,524
GROSS PROFIT		1,157	509
RESEARCH AND DEVELOPMENT EXPENSES	12	6,884	5,602
SALES AND MARKETING EXPENSES	13	1,218	1,109
GENERAL AND ADMINISTRATIVE EXPENSES	14	5,562	4,431
OPERATING LOSS		(12,507)	(10,633)
OTHER INCOME		-	200
FINANCING INCOME, NET		740	988
LOSS BEFORE TAXES ON INCOME		(11,767)	(9,445)
TAXES ON INCOME		-	-
NET LOSS		(11,767)	(9,445)
Net loss per share (basic and diluted, in USD)		(1.03)	(0.98)
Weighted average common shares (basic and diluted, in thousands)		11,445	9,668

The accompanying notes are an integral part of these consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity
	Number in thousands	Amount	USD in thousands

Balance at January 1, 2024	10,444	$10	$52,004	$(34,207)	$17,807
Stock based compensation (see note 8)	-	-	2,386	-	2,386
Issuance of shares upon RSU vesting (see note 8)	24	*	*	-	-
Issuance of shares (see note 8)	2,145	3	9,815	-	9,818
Net loss	-	-	-	(11,767)	(11,767)
Balance at December 31, 2024	12,613	$13	$64,205	$(45,974)	$18,244

	Common stock		Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity
	Number in thousands	Amount	USD in thousands

Balance at January 1, 2023	7,122	$7	$36,541	$(24,762)	$11,786
Stock based compensation (see note 8)	-	-	1,664	-	1,664
Issuance of shares upon RSU vesting (see note 8)	28	*	*	-	-
Issuance of shares and warrants (see note 8)	3,294	3	13,799	-	13,802
Net loss	-	-	-	(9,445)	(9,445)
Balance at December 31, 2023	10,444	$10	$52,004	$(34,207)	$17,807

*	Represents an amount of less than $1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(11,767)	(9,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123	284
Stock based compensation	2,386	1,664
Profit (Loss) from exchange differences on cash and cash equivalents	19	(159)
Interest and exchange differences from operating lease liability	(12)	-
Severance pay asset and liability	10	50
Interest income in respect of deposits	84	(49)

CHANGES IN OPERATING ASSET AND LIABILITY:
Increase in accounts receivable	(138)	(1,312)
Decrease in inventory	301	126
Decrease in operating lease liability	(379)	(391)
Decrease in right-of-use asset	379	381
Decrease (increase) in other current and non-current assets	(156)	(247)
Increase (decrease) in account payable	155	(10)
Decrease in contract fulfillment assets	239	239
Increase (decrease) in current and non-current contract liabilities	(247)	(1,322)
Increase in accrued compensation expenses	578	181
Increase (decrease) in related parties	79	(17)
Increase (decrease) in other current and non-current liabilities	129	18
Net cash flows used in operating activities	(8,217)	(10,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(53)	(113)
Withdrawal of short terms deposits	8,000	21,500
Investment in short terms deposits and restricted deposit	(310)	(26,500)
Net cash flows provided by (used in) investing activities	7,637	(5,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	9,818	13,809
Net cash flows provided by financing activities	9,818	13,809

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,238	(1,313)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,945	10,099
PROFITS (LOSS) FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(19)	159
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	18,164	8,945

Non cash activities -

	Year ended December 31,
	2024	2023
	USD in thousands
SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Right-of-use assets obtained in exchange for operating lease liabilities	167	1,506
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(55)	(52)

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.	Odysight.ai Inc (the “Company”), formerly known as ScoutCam Inc., was incorporated under the laws of the State of Nevada on March 22, 2013.

The Company’s wholly owned subsidiary, Odysight.ai Ltd (“Odysight.ai”), formerly known as ScoutCam Ltd., was incorporated in the State of Israel on January 3, 2019, and was merged into the Company on December 31, 2019, in a share exchange transaction, following which the surviving operations of the merged entity were the operations of Odysight.ai.

On February 28, 2024, D. VIEW Ltd., a wholly owned subsidiary of the Company was incorporated in the State of Israel to act as a local representative for the defense market in Israel.

On January 9, 2025, Odysight.Ai Eu S.r.l., a wholly owned subsidiary of the Company was incorporated under the laws of Italy.

References to the Company include the subsidiaries unless the context indicates otherwise.

The Company, through its subsidiaries, provides vision-based platform solutions for the Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) markets with its visualization and AI platform. The Company’s video sensor-based solutions and its embedded software, and AI algorithms are deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases and allow maintenance and operations teams visibility into areas which are inaccessible under normal operation, or where the operating ambience is not suitable for continuous real-time monitoring. Some of the Company’s products utilize micro visualization technology in medical devices for minimally invasive medical procedures.

On February 11, 2025, Company’s completed its uplist and its common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”. Prior to such date, the Company was quoted on the OTCQB under the same symbol.

b.	Since the incorporation of Odysight.ai, and through December 31, 2024, the Company accumulated a deficit of approximately $46 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these Consolidated Financial Statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, which may require the Company to obtain additional funding in order to continue its future operations until becoming profitable.

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

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f. Restricted deposit

The restricted deposits consist of funds that are contractually restricted as to usage or withdrawal due to guarantees made to the Company’s client.

g. Accounts receivable

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

As of December 31, 2024 and 2023, no allowance for doubtful accounts was recorded.

h. Property and equipment

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

i. Severance pay

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

j. Stock-Based Compensation

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

k. Inventories

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

l. Revenue recognition

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

If a performance obligation is not satisfied over time, the Company satisfies the performance obligation at a point in time.

Revenues from product customization and development contracts in which the performance obligation is satisfied over time are recognized over the duration of the contract and commensurate with the progress of services. The Company measures the progress of services using the input method, based on the effort expended relative to the estimated total effort to satisfy the performance obligation.

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

m. Cost of revenues

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

n. Research and development costs

Research and development costs are expensed as incurred and includes salaries and employee-related expenses, overhead expenses, material, and third-party contractors’ charges.

o. Income taxes

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

Uncertain tax positions are accounted for in accordance with the provisions of ASC 740-10, under which a company may recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxation authorities, based on the technical merits of the position, at the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties, if any, related to unrecognized tax benefits are recognized in tax expense. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

p. Legal contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. From time to time, the Company may become involved in legal proceedings or subject to claims arising in its ordinary course of business. Such matters are generally subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues for contingencies when the loss is probable and can reasonably estimate the amount of any such loss.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (continued):

q. Basic and diluted net loss per share of common stock:

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2024 and December 31, 2023, since all such securities have an anti-dilutive effect.

r. Leases

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

s. New accounting pronouncements

The Company adopted the following accounting standards during the year:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are also required for entities with a single reportable segment. ASU 2023-07 is effective starting January 1, 2024 and should be applied on a retrospective basis to all periods presented. The adoption of this ASU did not have a material impact on the Company’s financial statements (see also Note 16).

Recently issued accounting pronouncements, not yet effective

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted, with the option to apply the standard retrospectively. The Company is currently evaluating the impact that ASU 2023-09 will have on its related disclosures, and the transition method.

In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires the disaggregation of certain expenses in the financial statements notes, to provide enhanced transparency into the expense captions presented on the face of the consolidated statement of operations. ASU 2024-03 is effective for annual reporting periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its related disclosures, and the transition method.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORY:

	December 31,
	2024	2023
	USD in thousands
Raw materials and supplies	172	445
Work in progress	19	34
Finished goods	12	25
	203	504

During the years 2024 and 2023, no impairment occurred.

NOTE 4 - PROPERTY AND EQUIPMENT, NET:

	December 31,
	2024	2023
	USD in thousands
Cost:
Machinery and laboratory equipment	629	626
Leasehold improvements, office furniture and equipment	177	171
Computers and computer software	281	237
	1,087	1,034
Less: accumulated deprecation	(680)	(557)
Total property and equipment, net	407	477

Depreciation expenses were $123 thousand and $284 thousand for the years ended December 31, 2024 and 2023, respectively.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER CURRENT LIABILITIES:

	December 31,
	2024	2023
	USD in thousands
Government authorities	79	52
Accrued expenses	261	132
Other payables	28	27
	368	211

NOTE 6 - INCOME TAXES:

a.	Basis of taxation

1.	Tax rates applicable to the income of the Israeli subsidiaries:

Odysight.ai is taxed according to Israeli tax laws.

The Israeli corporate tax rate from the year 2018 and onwards is 23%.

2.	Tax rates applicable to the income of the U.S. company:

The Company is taxed according to U.S. tax laws.

The U.S. corporate tax rate from the year 2018 and onwards is 21%.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2024	2023
	USD in thousands
Operating loss carryforward	34,433	25,006

Net deferred tax asset before valuation allowance	7,991	5,786
Valuation allowance	(7,991)	(5,786)
Net deferred tax	-	-

As of December 31, 2024, the Company has provided a full valuation allowance of $7,991 thousand in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (Continued):

c.	Available carryforward tax losses:

As of December 31, 2024, the Company has an accumulated tax loss carryforward of approximately $34,433 thousand. Carryforward tax losses in Israel are of unlimited duration. Under the Tax Cut and Jobs Act of 2017 (the “Tax Act”) (subject to modifications under the Coronavirus Aid, Relief, and Economic Security Act), federal net operating losses (NOL) incurred in taxable years ending after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

d.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

NOTE 7 – RELATED PARTIES:

Related Parties Balances:

	December 31,
	2024	2023
	USD in thousands
Directors (directors’ accrued compensation)	120	31
Smartec R&D Ltd.	-	10
	120	41

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EQUITY:

Increase of the authorized share capital

On February 5, 2021, the Company increased its authorized share capital of the Company by an additional 225,000,000 shares of common stock par value $0.001 per share, such that the authorized share capital of the Company following such increase shall be consisting of 300,000,000 shares of common stock.

a.	Private placement:

1.	On March 29, 2021, the Company issued to certain investors, including Arkin, a major stockholder of the Company, of which Moshe (Mori) Arkin, a director of the company, is the owner, 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consisted of (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of Company common stock equal or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

2.

On March 16, 2023, the Company consummated a private placement with (i) Moshe Arkin and (ii) The Phoenix Insurance Company Ltd. and Shotfut Menayot Israel – Phoenix Amitim, for the sale of an aggregate amount of 3,294,117 units, at a purchase price of $4.25 per unit resulting in gross proceeds of $14,000,000. Each unit consisted of: (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $5.50 per share. The warrants are immediately exercisable and will expire three years from the date of issuance and will be subject to customary adjustments.

3.	On July 16, 2024, the Company issued 2,144,583 shares of its common stock in consideration for a purchase price of $4.80 per share to new and existing investors, including Mori Arkin and The Phoenix Holdings, through Phoenix Insurance and Phoenix Amitim. The gross proceeds from the issuance of securities offered amounted to approximately $10.3 million. After deducting issuance costs, the Company received proceeds of approximately $9.8 million.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY (continued):

Warrants:

As of December 31, 2024, the Company had the following outstanding warrants to purchase common stock:

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

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY (continued):

Stock Option Activity

The following summarizes stock option activity:

	Amount of options	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$		$ in thousands
Outstanding - January 1, 2023	1,560,040	3.64	5.17	2,116
Granted	986,000	3.15	-	-
Forfeited	(90,971)	3.28	-	-
Outstanding - December 31, 2023	2,455,069	3.46	5.04	312

Granted	795,500	4.77	-	-
Forfeited	(23,335)	3.00	-	-
Outstanding - December 31, 2024	3,227,234	3.78	4.66	13,605

Options Exercisable - December 31, 2024	1,765,468	3.48	3.45	7,986

As of December 31, 2024, the aggregate intrinsic value of options granted is calculated as the difference between the exercise price and the closing price on the same date.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The weighted-average grant date fair value per option granted during the year ended December 31, 2024 was $4.86. The fair value of each award is estimated using Black-Scholes option-pricing model based on the following assumptions: based on underlying value of shares of $5.55-5.75, exercise price of $4.5-$4.8, expected volatility of 100.61%-101.39%, term of the options – 7 years and risk-free interest rate 3.51%-4.23%.

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

The unrecognized compensation expense calculated under the fair-value method for stock options expected to vest as of December 31, 2024 is approximately $3.4 million and is expected to be recognized over a weighted-average period of 1.43 years.

During 2024 and 2023, the Company’s Board of Directors authorized the grant of options to purchase 60,000 shares of common stock of the Company and 150,000 shares of common stock of the Company, respectively, to Prof. Goldwasser, the Chairman of the Board.

During 2024, the Company’s Board of Directors authorized the grant of options to purchase 120,000 shares of common stock of the Company to directors of the Company.

During 2024 and 2023, the Company’s Board of Directors authorized the grant of options to purchase 285,000 shares of common stock of the Company and 225,000 shares of common stock of the Company, respectively, to certain officers of the Company.

Compensation expense recorded by the Company in respect of its stock-based employees, directors and service providers compensation awards in accordance with ASC 718-10 for the year ended December 31, 2024 and 2023 amounted to $2,329 thousand and $1,548 thousand, respectively.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY (continued):

c.	Restricted stock unit (“RSU”) to employees and service providers:

Each RSU will vest based on continued service which is generally over three years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.

The following table summarizes RSU activity for December 31, 2024:

	Amount of RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)
		$
Outstanding - December 31, 2023	39,585	4.08	6.3
Granted	-	-	-
Forfeited	-	-	-
Vested	(24,166)	4.42	-
Unvested and Outstanding - December 31, 2024	15,419	3.56	5.5

Compensation expense recorded by the Company in respect of its stock-based employees, directors and service providers compensation awards in accordance with ASC 718-10 for the year ended December 31, 2024 and 2023 amounted to $57 thousand and $116 thousand, respectively.

The unrecognized compensation expense calculated under the fair-value method for RSUs expected to vest as of December 31, 2024 is approximately $13 thousand and is expected to be recognized over a weighted-average period of 0.92 years.

The following table sets forth the total stock-based payment expenses resulting from options and RSU granted, included in the statements of operation and comprehensive income:

	Year ended on December 31,
	2024	2023
	USD in thousands
Cost of revenues	35	22
Research and development	665	522
Sales and marketing expenses	265	126
General and administrative	1,421	994
Total expenses	2,386	1,664

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REVENUES AND ENTITY WIDE DISCLOSURES:

a.	Disaggregation of revenue

(1)	During the second quarter of 2022, the Company completed the development of a customer-specific project for a Fortune 500 multinational healthcare corporation (“customer A”) and moved from the development phase of the project to its production phase. As a result, during the year ended December 31, 2024, the Company recognized development services revenues and related development costs that had been previously deferred, in the amounts of $422 thousand and $239 thousand, respectively. The amounts were recognized based on the expected manufacturing term of the product, which the Company estimates at 7 years.

In addition, following the commencement of the production phase, the Company recognized product revenues of $2,578 thousand during the year ended December 31, 2024 from the sale of units of the product developed in the context of these development services.

(2)	During the year ended December 31, 2024 the Company recognized revenues from customization and development services in which the performance obligation is satisfied over time in the amount of $863 thousand.

b.	Revenues by geographical area (based on the location of customers)

The following is a summary of revenues within geographic areas:

	Year ended on December 31,
	2024	2023
	USD in thousands
United States	3,014	2,983
Israel	911	27
Other	39	23
	3,964	3,033

c.	Major customers

Set forth below is a breakdown of Company’s revenue by major customers (major customer –revenues from these customers constituted at least 10% of total revenues in a certain year):

	Year ended on
	December 31,
	2024	2023
	USD in thousands
Customer A	3,000	2,977

Customer B	531	27

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REVENUES AND ENTITY WIDE DISCLOSURES (continued):

d.	Contract fulfillment assets and Contract liabilities:

	December 31,
	2024	2023
	USD in thousands
Contract fulfillment assets	1,017	1,256
Contract liabilities	2,075	2,322

Contract liabilities include deferred service and advance payments.

The change in contract fulfillment assets:

	December 31,
	2024	2023
	USD in thousands

Balance at beginning of year	1,256	1,495
Contract costs recognized during the period	(239)	(239)
Balance at end of year	1,017	1,256

The change in contract liabilities:

	December 31,
	2024	2023
	USD in thousands

Balance at beginning of year	2,322	3,644
Deferred revenue relating to new sales	253	-
Revenue recognized during the year	(500)	(1,322)
Balance at end of year	2,075	2,322

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of December 31, 2024, the total RPO amounted to approximately $15 million. The total RPO amount includes an amount exceeding $10 million related to a long-term purchase order agreement signed in the third quarter of 2024 with a leading international defense contractor.

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LEASES

a.	Omer office space

In December 2020, Odysight.ai entered into a lease agreement for office space in Omer, Israel (“Original Space”), with the 36-month term for such agreement beginning on January 1, 2021. In March 2021, Odysight.ai entered into a lease agreement for additional office space in Omer, Israel (“Additional Space”), with the term for such agreement ending in December 31, 2023.

On June 25, 2023, Odysight.ai entered into an amendment to these agreements pursuant to which the lease for the Additional Space was shortened and ended on June 30, 2023 and the lease for the Original Space was extended for an additional five years until December 31, 2028. It was also agreed that Odysight.ai has an option to terminate the agreement for the Original Space after three years. Odysight.ai expect that the lease period will be three years.

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

On December 31, 2024, the Company’s ROU assets and lease liabilities for operating leases totaled $1,113 thousand and $1,047 thousand, respectively.

On December 31, 2023, the Company’s ROU assets and lease liabilities for operating leases totaled $1,380 thousand and $1,326 thousand, respectively.

Operating lease expenses were $514 thousand and $403 thousand for the years ended December 31, 2024 and 2023, respectively.

Supplemental cash flow information related to operating leases during the period presented was as follows:

	Year ended December 31,
	2024	2023
	USD in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	514	479

Lease term and discount rate related to operating leases as of the period presented were as follows:

	December 31,
	2024	2023
	USD in thousands
Weighted-average remaining lease term (in years)	1.1	1.5
Weighted-average discount rate- leases vehicles	6%	6%
Weighted-average discount rate- leases offices	12.8%	12.8%

ODYSIGHT.AI INC. (Formerly known as ScoutCam Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASES (continued):

The maturities of lease liabilities under operating leases as of December 31, 2024 are as follows:

USD in thousands
Remainder of fiscal year
2025	563
2026	455
2027	160
Total undiscounted lease payments	1,178
Less: Imputed interest	(131)
Total lease liabilities	1,047

NOTE 11 – COST OF REVENUES:

	Year ended December 31,
	2024	2023
	USD in thousands
Salaries and related expenses	1,175	836
Stock-based compensation	35	22
Materials and subcontractors	1,345	1,429
Depreciation	42	63
Travel expenses	27	-
Vehicle expenses	38	49
Rent and maintenance and other expenses	145	125
	2,807	2,524

NOTE 12 – RESEARCH AND DEVELOPMENT EXPENSES:

	Year ended December 31,
	2024	2023
	USD in thousands
Salaries and related expenses	3,985	3,561
Stock-based compensation	665	521
Materials and subcontractors	1,535	767
Depreciation	58	164
Travel expenses	65	41
Vehicle expenses	133	110
Rent and maintenance and other expenses	443	438
	6,884	5,602

NOTE 13 – SALES AND MARKETING EXPENSES:

	Year ended December 31,
	2024	2023
	USD in thousands
Salaries and related expenses	251	142
Stock-based compensation	265	126
Business development and marketing	581	667
Exhibitions	84	152
Vehicle expenses	19	15
Other expenses	18	7
	1,218	1,109

NOTE 14 – GENERAL AND ADMINISTRATIVE EXPENSES:

	Year ended December 31,
	2024	2023
	USD in thousands
Salaries and related expenses	1,503	1,132
Stock-based compensation	1,421	994
Professional services	1,467	1,037
Patents	395	486
Depreciation	23	56
Insurance	211	182
Vehicle expenses	94	100
Rent and maintenance and other expenses	448	444
	5,562	4,431

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

NOTE 16 — SEGMENT REPORTING

Segment information is prepared on the same basis that the chief executive officer, who is the Company’s chief operating decision maker, manages the business, makes business decisions and assesses performance. The Company has one reportable segment specializing in vision-based platform solutions as described in Note 1.

The Chief Executive Officer assesses performance for this segment and decides how to allocate resource. The measure of segment assets is reported on the balance sheet as total assets. The chief executive officer performs the assessment of segment performance by using the reported measure of segment profit or loss to monitor budget versus actual results.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
	USD in thousands

Revenues	3,964	3,033

Cost of Sales (*)	2,730	2,440

Research and Development expenses (*)	6,160	4,917

Sales and marketing (*)	951	983

General and Administrative expenses (*)	4,121	3,378

Other segment items:
Share-based payments	2,386	1,664
Depreciation	123	284
Other income	-	200
Finance income, net	740	988

Net loss	11,767	9,445

(*)	Excluding share-based payments, depreciation expense and finance income, net

NOTE 17 - SUBSEQUENT EVENTS:

a.	On January 9, 2025, the Company formed a wholly-owned subsidiary, Odysight.Ai Eu S.r.l., a private company organized under the laws of Italy.

b.	On February 12, 2025, the Company completed a U.S. underwritten public offering issuing 3,307,692 shares of the Company’s common stock at a public offering price of $6.50 per share. The Company also granted the underwriters a 30-day over-allotment option to purchase up to an additional 496,153 shares at a purchase price of $6.50 per share.

On February 14, 2025, the Company sold an additional 345,432 shares of common stock as a result of a partial exercise of the over-allotment option at the public offering price of $6.50 per share.

Following the exercise of the over-allotment option, the Company sold a total of 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions, and estimated offering expenses.

c.	On February 11, 2025, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”.

