Form 10-Q
period 2025-03-31
Odysight.ai Inc.
filed 2025-05-15
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, the registrant had 16,316,455 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

As used in this Quarterly Report and unless otherwise indicated, the terms “Odysight.ai,” “we,” “us,” “our,” or “our Company” refer to Odysight.ai. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

ODYSIGHT.AI INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to scale up upon our operations, including market acceptance of our vision-based sensor products;

●	the amount and timing of future sales;

●	our ability to meet technical and quality specifications;

●	our ability to accurately estimate the future supply and demand for the Odysight TruVision solution and changes to various factors in our supply chain;

●	the market for adoption of vision-based sensor technologies;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our estimates regarding expenses, backlog, future revenue, capital requirements and need for additional financing;

●	our dependence on third parties;

●	our financial performance;

●	the growth of regulatory requirements and incentives;

●	risks related to product liability claims or product recalls;

●	the overall global economic environment and trade tensions, including the adoption or expansion of economic sanctions, tariffs or trade restrictions;

●	the impact of competition and new technologies;

●	our plans to continue to invest in research and develop technology for new products;

●	our plans to potentially acquire complementary businesses;

●	the impact of any resurgence of COVID-19 or any of its variants or any other pandemic on our business and on the business of our customers;

●	security, political and economic instability in the Middle East that could harm our business, including due to the current war in Israel; and

●	the increased expenses associated with being a listed public company on the Nasdaq Capital Market, or Nasdaq.

Forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions, are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Important factors that may cause actual results to differ materially from current expectations including, among other things, those listed under “Risk Factors” our Annual Report on Form 10-K for the year ended December 31, 2024 (filed on March 26, 2025). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. You should read our Annual Report on Form 10-K for the year ended December 31, 2024, and the documents that we reference in and have filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2024, completely and with the understanding that our actual future results may be materially different from what we expect.

Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. We qualify all of our forward-looking statements by these cautionary statements.

Item 1. Financial Statements

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2025

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	36,881	18,164
Restricted cash	326	-
Restricted deposit	-	322
Accounts receivable	192	1,510
Inventory	-	203
Other current assets	692	588
Total current assets	38,091	20,787

NON-CURRENT ASSETS:
Contract fulfillment assets	-	1,017
Property and equipment, net	407	407
Operating lease right-of-use assets	995	1,113
Severance pay asset	254	259
Other non-current assets	96	96
Total non-current assets	1,752	2,892

TOTAL ASSETS	39,843	23,679

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2025	2024
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	486	442
Contract liabilities - short term	243	702
Operating lease liabilities - short term	505	539
Accrued compensation expenses	1,456	1,124
Related parties	218	120
Other current liabilities	510	368
Total current liabilities	3,418	3,295

NON-CURRENT LIABILITIES:
Contract liabilities - long term	-	1,373
Operating lease liabilities - long term	406	508
Liability for severance pay	254	259
Total non-current liabilities	660	2,140

TOTAL LIABILITIES	4,078	5,435

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024, 16,307,321 and 12,612,517 shares issued and outstanding as of March 31, 2025 and December 31, 2024 , respectively	17	13
Additional paid-in capital	85,987	64,205
Accumulated deficit	(50,239)	(45,974)
TOTAL SHAREHOLDERS’ EQUITY	35,765	18,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	39,843	23,679

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended
	March 31,
	2025	2024
	Unaudited
	USD in thousands (except per share data)

REVENUES	2,065	187
COST OF REVENUES	1,527	410
GROSS PROFIT (LOSS)	538	(223)
RESEARCH AND DEVELOPMENT EXPENSES	2,487	1,567
SALES AND MARKETING EXPENSES	396	234
GENERAL AND ADMINISTRATIVE EXPENSES	2,215	1,340
OPERATING LOSS	(4,560)	(3,364)
FINANCING INCOME, NET	295	202
NET LOSS	(4,265)	(3,162)

Net loss per ordinary share (basic and diluted, USD)	(0.29)	(0.30)
Weighted average ordinary shares (basic and diluted, in thousands)	14,575	10,445

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2025 (Unaudited)

	Common Stock		Additional paid-in		Accumulated	Total Shareholders’
	Number	Amount	capital		deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2025	12,613	$13	$64,205		(45,974)	$18,244
Stock based compensation	-	-	806		-	806
Issuance of shares upon RSU vesting	5	*	(*	)	-	-
Issuance of shares, net of issuance cost	3,653	4	20,863		-	20,867
Options exercise	37	*	113		-	113
Net loss	-	-	-		(4,265)	(4,265)
Balance at March 31, 2025	16,308	$17	$85,987		$(50,239)	$35,765

Three Months Ended March 31, 2024 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2024	10,444	$10	$52,004	$(34,207)	$17,807
Stock based compensation	-	-	500	-	500
Issuance of shares upon RSU vesting	3	*	(*)	-	-
Net loss	-	-	-	(3,162)	(3,162)
Balance at March 31, 2024	10,447	$10	$52,504	$(37,369)	$15,145

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

*	Represents an amount less than $1 thousand

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2025	2024
	Unaudited
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,265)	(3,162)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	27	33
Stock based compensation	806	500
Interest and exchange differences from operating lease liability	(16)	(17)
Profit from exchange differences on cash and cash equivalents	29	21
Interest income in respect of deposits	12	(132)

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Decrease in accounts receivable	1,318	1,249
Decrease (increase) in inventory	203	(100)
Decrease in operating lease liability	(120)	(114)
Decrease in right-of-use asset	118	109
Increase in current and non-current other assets	(104)	(130)
Increase in account payables	9	112
Increase (decrease) in related parties	98	(2)
Decrease in contract fulfillment assets	1,017	60
Decrease in current and non-current contract liabilities	(1,832)	(75)
Increase in accrued compensation expenses	332	353
Increase in current and non-current other liabilities	135	65
Net cash flows used in operating activities	(2,233)	(1,230)

CASH FLOWS FROM INVESTING ACTIVITIES:

Withdrawal of short term deposits	310	-
Purchase of property and equipment	(27)	(22)
Net cash flows provided by (used in) investing activities	283	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares , net of issuance cost	20,909	-
Proceeds from options exercise	113	-
Net cash flows provided by financing activities	21,022	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	19,072	(1,252)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,164	8,945
PROFIT FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(29)	(21)
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	37,207	7,672

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	36,881	7,362
Restricted cash	326	310
Total cash, cash equivalents and restricted cash	37,207	7,672

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Non cash activities -

	Three months ended March 31,
	2025	2024
	Unaudited
	USD in thousands

Right-of-use assets obtained in exchange for operating lease liabilities	-	87
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	-	(31)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.	Odysight.ai Inc (the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2013.

The Company’s wholly owned subsidiary, Odysight.ai Ltd (“Odysight.ai”), was incorporated in the State of Israel on January 3, 2019, and was merged into the Company on December 31, 2019 in a share exchange transaction, following which the surviving operations of the merged entity were the operations of Odysight.ai.

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

b.	Since incorporation of Odysight.ai and through March 31, 2025, the Company accumulated a deficit of approximately $50.2 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these Consolidated Financial Statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding in order to continue its future operations until becoming profitable.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Group’s Annual Report on Form 10-K for the year ended December 31, 2024.

b. Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

c. Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, inventory impairment, stock-based compensation, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from those estimates.

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

On June 25, 2023, Odysight.ai entered into an amendment to these agreements, pursuant to which the lease for the additional space was shortened and ended on June 30, 2023 and the lease for the original space was extended for an additional five years until December 31, 2028. It was also agreed that Odysight.ai has an option to terminate the agreement for the original space after three years. Odysight.ai expect that the lease period will be three years.

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

Odysight.ai subleases part of the office space in Ramat Gan to a third party for approximately $7 thousand per month.

c.	The Company leases vehicles for the use of certain of its employees in Israel. The lease terms are typically for three-year periods.

Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
	2025	2024
	USD in thousands
Cash paid for amounts included in the measurement of lease liabilities	147	151

As of March 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 0.54 years and a weighted average discount rate of 6% for vehicles and 12.8% for offices.

The maturities of lease liabilities under operating leases as of March 31, 2025 are as follows:

Operating leases
USD in thousands

Remainder of 2025	410
2026	446
2027	157
Total future lease payments	1,013
Less imputed interest	(102)
Total lease liability balance	911

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	USD in thousands
Government authorities	77	79
Accrued expenses	378	261
Other payables	55	28
	510	368

NOTE 5 – EQUITY:

a.	Private Placement

1.

On March 29, 2021, the Company issued to certain investors, including Moshe (Mori) Arkin, a major stockholder and director of the Company, an aggregate of 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consisted of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until March 31, 2026 and subject to customary adjustments. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of the Company’s common stock equals or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

2.	On March 16, 2023, the Company entered into stock purchase agreements for a private placement with (i) Moshe (Mori) Arkin and (ii) The Phoenix Insurance Company Ltd. (“Phoenix Insurance”) and Shotfut Menayot Israel – Phoenix Amitim (“Phoenix Amitim”), in connection with the sale and issuance of an aggregate of 3,294,117 units, at a purchase price of $4.25 per unit, and for an aggregate purchase price of $14 million. Each unit consisted of: (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock. The warrants are immediately exercisable, expire three years from the date of issuance and are subject to customary adjustments.

3.

On July 16, 2024, the Company issued 2,144,583 shares of its common stock in consideration for a purchase price of $4.80 per share to new and existing investors, including Moshe (Mori) Arkin and The Phoenix Holdings, through Phoenix Insurance and Phoenix Amitim (the “2024 Private Placement”). The Company raised approximately $10.3 million (gross) in the 2024 Private Placement. After deducting issuance costs, the Company received proceeds of approximately $9.8 million.

4.	On February 12, 2025, the Company completed a U.S. underwritten public offering issuing 3,307,692 shares of the Company’s common stock at a price of $6.50 per share. The Company also granted the underwriters a 30-day over-allotment option to purchase up to an additional 496,153 shares at a purchase price of $6.50 per share. On February 14, 2025, the Company sold an additional 345,432 shares of common stock as a result of a partial exercise of the over-allotment option at the public offering price of $6.50 per share. Following the exercise of the over-allotment option, the Company sold a total of 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions and estimated offering expenses. After deducting issuance costs, the Company received proceeds of approximately $20.9 million.

Warrants:

As of March 31, 2025, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Shares of common stock Underlying Warrants

March 2021 Warrant	March 29, 2021	March 31, 2026	10.35	2,469,156
March 2023 Warrant	March 27, 2023	March 26, 2026	5.50	3,294,117
				5,763,273

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EQUITY (continued):

b. Stock-based compensation for employees, directors and service providers:

In February 2020, the Company’s Board of Directors approved the 2020 Share Incentive Plan (the “2020 Plan”).

The 2020 Plan initially included a pool of 580,890 shares of common stock for grant to Company employees, consultants, directors and other service providers. On March 15, 2020, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the 2020 Plan by an additional 64,099 shares of common stock. On June 22, 2020, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the 2020 Plan by an additional 401,950 shares of common stock. During the second quarter of 2021, the Company’s Board of Directors approved an increase to the Company’s option pool pursuant to the 2020 Plan by an additional 777,778 shares of common stock. During the first quarter of 2023, the Company’s Board of Directors approved an increase to the option pool pursuant to the 2020 Plan by an additional 1,000,000 shares of common stock.

In June 2024, the Company’s Board of Directors approved the 2024 Share Incentive Plan (the “2024 Plan”). With adoption of the 2024 Plan, the Company ceased making new awards under the 2020 Plan.

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

In July 2024, the Company’s Board of Directors approved an increase to the 2024 Plan’s option pool by an additional 850,000 shares of common stock.

Also in July 2024, stockholders approved the 2024 Plan.

The 2020 Plan and 2024 Plan each provide for the grant of stock options (including incentive stock options and nonqualified stock options), shares of common stock, restricted shares, restricted share units, and other share-based awards.

Stock option activity

During the three months ended March 31, 2025, the Company granted 181,000 options pursuant to the 2024 Plan.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Three months ended
March 31, 2025
Underlying value of ordinary shares ($)	5.12
Exercise price ($)	6.50
Expected volatility (%)	99.65%
Term of the options (years)	7
Risk-free interest rate	4.10%

The cost of the benefit embodied in the options granted during the three months ended March 31, 2025, based on their fair value as of the grant date, is estimated to be approximately $926 thousand. These amounts will be recognized in the statements of operations and comprehensive income over the vesting period.

The following table summarizes stock option activity for the three months ended March 31, 2025:

	For the Three months ended March 31, 2025
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	3,227,234	3.78
Granted	181,000	6.50
Exercised	(36,679)	3.08
Forfeited	(13,335)	3.67
Outstanding at end of period	3,358,220	3.94

Vested at end of period	1,889,771	3.49

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EQUITY (continued):

Restricted stock unit (“RSU”) activity

During the three months ended March 31, 2025, the Company did not grant any RSUs.

Each RSU vests based on continued service to the Company, generally over three years. The grant date fair value of the award is recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s common stock.

The following table summarizes RSU activity for the three months ended March 31, 2025:

	For the Three months ended March 31, 2025
	Amount of RSUs	Weighted Average Grant Date Fair Value per Share
		$
Outstanding at beginning of period	15,419	3.56
Granted	-	-
Forfeited	-	-
Vested	(5,001)	4.72
Unvested and Outstanding at end of period	10,418	3.00

The following table sets forth the total stock-based payment expenses resulting from options and RSUs granted, included in the statements of operation and comprehensive income:

	Three months ended March 31,
	2025	2024
	USD in thousands
Cost of revenues	(2)	9
Research and development	246	135
Sales and marketing expenses	103	50
General and administrative	459	306
Total expenses	806	500

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – REVENUES:

a.	Disaggregation of revenue

(1)	During the second quarter of 2022, the Company completed the development of a customer-specific project for a Fortune 500 medical company customer (the “Client”) and moved from the project development phase to its production phase. Through March 31, 2025, the Company recognized development services revenues and costs that had been previously deferred based on the expected manufacturing term of the product, which the Company estimated originally at seven years. As of March 31, 2025, the Company has not received a purchase order from the Client with respect to 2025 and does not expect to receive such purchase order. As a result, the Company has derecognized in full the fulfillment asset and contract liability associated with the Client, in the amount of $1,690 thousand and $957 thousand, respectively.
(2)	During the three months ended March 31, 2025, the Company recognized revenues from customization and development services in which the performance obligation is satisfied over time in the amount of $206 thousand.

b.	Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
	USD in thousands
Contract fulfillment assets	-	1,017
Contract liabilities	243	2,075

Contract liabilities include deferred service and advance payments.

The change in contract fulfillment assets:

	March 31,	December 31,
	2025	2024
	USD in thousands
Balance at beginning of period	1,017	1,256
Contract costs recognized during the period	(1,017)	(239)
Balance at end of period	-	1,017

The change in contract liabilities:

	March 31,	December 31,
	2025	2024
	USD in thousands
Balance at beginning of period	2,075	2,322
Deferred revenue relating to new sales	47	253
Revenue recognized during the period	(1,875)	(500)
Balance at end of period	243	2,075

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of March 31, 2025, the total RPO amounted to approximately $14.8 million.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVENTORY:

Composed as follows:

	March 31,	December 31,
	2025	2024
	USD in thousands
Raw materials and supplies	-	172
Work in progress	-	19
Finished goods	-	12
	-	203

For the three months ended March 31, 2025, the Company recognized an inventory impairment related to the Client in the amount of $203 thousand. See Note 6a(1).

NOTE 8 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders of the Company by the weighted average number of ordinary shares as described below.

Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common Stock considered outstanding during the year, in accordance with ASC 260-10 “Earnings per Share”.

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the period, since all such securities have an anti-dilutive effect.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On April 2023, the Company received approval from the Israel Innovation Authority (the “IIA”) to support and enhance the Company’s production line and capabilities in the next 24 months until April 2025. Pursuant to the agreement with the IIA relating to the program, the Company has to pay royalties of 3% to the IIA up to the amount IIA funding received and the accrued interest repayment of the grant is contingent upon the Company successfully completing its enhancement plans and generating sales from the enhancements performed. The Company has no obligation to repay these grants if its enhancement plans are not completed or aborted or if it generates no sales.

NOTE 10 – SEGMENT REPORTING

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

The table below summarizes the significant expense categories regularly reviewed by the chief operating decision maker, for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	USD in thousands

Revenues	2,065	187

Cost of Sales (*)	1,520	389

Research and Development expenses (*)	2,228	1,419

Sales and marketing (*)	293	184

General and Administrative expenses (*)	1,751	1,026

Other segment items:
Share-based payments	806	500
Depreciation	27	33
Finance income, net	295	202

Net loss	4,265	3,162

(*)	Excluding share-based payments, depreciation expense and finance income, net

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and identified no subsequent events as of the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the year ended December 31, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The Odysight TruVision solution was successfully used by NASA as we seek to reshape the aerospace, Industry 4.0, transportation and energy markets with a vison-based technology leveraging AI and machine learning to deliver innovative solutions that transform maintenance practices. As used in this Quarterly Report on Form 10-Q, Industry 4.0, or I4.0, refers to the integration of advanced technologies into manufacturing and industrial processes to create smart, interconnected systems for improved efficiency and productivity.

Odysight solutions are already deployed in the aviation and medical sectors. Our customers include the Israeli Air Force, the Israeli Ministry of Defense, France-based Safran Aircraft Engines, a global international defense contractor, a leading Fortune 500 medical company as well as NASA, who came back to us for a repeat order. Historically, our revenue stream has been derived mainly from the medical sector. We have secured several contracts for our PdM and CBM systems with major government clients and defense and aviation companies and our backlog as of March 31, 2025 of approximately $14.8 million reflects mostly those contracts.

As of the date of this Quarterly Report on Form 10-Q, we have not received a purchase order from the Fortune 500 medical company customer with respect to 2025, and we do not expect to receive such purchase order for 2025. As result, we fully derecognized the fulfillment asset and contract liability associated with the Fortune 500 medical company customer, with balances as of March 31, 2025 of $1,690 thousand and $957 thousand, respectively. Additionally, we recorded an inventory impairment in the amount of $203 thousand.

Public Offering and Nasdaq Listing

In February 2025, we closed a public offering, including the exercise of an over-allotment option granted to the underwriter in the public offering. The public offering and the over-allotment option exercise price was $6.50 per share. In the aggregate, we sold a total of 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions and estimated offering expenses. Also in February 2025, our common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”.

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

The war has had significant economic, military and social consequences to Israel. To date the war has not had a material adverse effect on our business. While we have offices in Omer and Ramat Gan, Israel, neither of our sites is located near Israel’s relevant borders where the main impact of the war has been felt. Nevertheless, we have experienced some minor disruptions to our routine work, including some difficulties in traveling outside of Israel and occasional rocket fire on the municipalities where our offices are located, requiring our employees to take temporarily shelter for a few minutes at a time in on-site safe rooms. In addition, several of our executives and employees, including company officers such as our CEO, were called up to military reserve duty. As of the date of this Quarterly Report on Form 10-Q, our CEO is subject to military reserve duty a few days a month. We have taken various measures to mitigate the effects of the war, including adopting work-from-home measures, increased employee overtime and third-party outsourcing where needed, and reviewing our business continuity plan. In addition, with the backdrop of the ongoing conflict, some of our Israeli clients and potential clients have not prioritized conducting transactions with us, and the war may have caused some delays in their finalizing purchase orders. We do not believe that such delays have had a material impact on our business. The war has also increased negative sentiments regarding Israel and Israeli companies in the international community. For example, Israeli defense companies were initially banned from participating in two prestigious industry conferences in France during 2024; however, both bans were later overturned by French courts and did not impact our participation in such conferences.

Conversely, as a result of the intensive flight hours flown by all Israeli Air Force platforms as a result of the war and an enhanced Israel Ministry of Defense budget, we have experienced a growing interest in our technology from Israeli government agencies and R&D programs, which may lead to more rapid assimilation of our technology into relevant platforms than we had anticipated prior to the commencement of the war, positively affecting on our business activity. For additional information, see “Risks Related to our Operations in Israel – Our headquarters and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months period ended March 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	2025	2024	% Change
Revenues	2,065,000	187,000	1004%
Cost of Revenues	1,527,000	410,000	272%
Gross Profit (Loss)	538,000	(223,000)
Research and development expenses	2,487,000	1,567,000	59%
Sales and marketing expense	396,000	234,000	69%
General and administrative expenses	2,215,000	1,340,000	65%
Operating Loss	(4,560,000)	(3,364,000)	36%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the three months ended March 31, 2025, we generated revenues of $2,065,000, an increase of $1,878,000, or 1,004%, compared to revenues of $187,000 for the three months ended March 31, 2024.

The increase in revenue was primarily due to the full derecognition of the contract liability associated with the Fortune 500 medical company customer, in the amount of $1,690 thousand, as described in Note 6a(1) to our interim consolidated financial statements for the three months ended March 31, 2025, and to an increase in revenues from our vision-based platform solutions for PdM and CBM.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2025 was $1,527,000, an increase of $1,117,000, or 272%, compared to cost of revenues of $410,000 for the three months ended March 31, 2024.

The increase in cost of revenues was primarily due to the full derecognition of the fulfillment asset associated with the Fortune 500 medical company customer, in the amount of $957 thousand, and to the recognition of an inventory impairment of $203 thousand, as described in Note 6a(1) to our interim consolidated financial statements for the three months ended March 31, 2025.

Gross Profit (Loss)

Gross profit for the three months ended March 31, 2025 was $538,000, an increase of $761,000, compared to gross loss of $223,000 for the three months ended March 31, 2024.

The change in gross profit was due to an increase in revenues and to an increase in cost of revenues, as described above.

Research and Development Expenses

Research and development efforts are focused on new product development and on developing additional functionality for our new and existing products. These expenses primarily consist of employee-related expenses, including salaries, benefits, and stock-based compensation expense for personnel engaged in research and development functions, consulting, and professional fees related to research and development activities, prototype materials, facility costs and other allocated expenses, including expenses for rent and maintenance of our facilities, utilities, depreciation and other supplies. We expense research and development costs as incurred.

Research and development expenses for the three months ended March 31, 2025 were $2,487,000, an increase of $920,000, or 59%, compared to $1,567,000 for the three months ended March 31, 2024.

The increase in research and development expenses was mainly due to the development of new products and the resulting increase in payroll and related expenses for new employees’ recruitment, an increase in stock-based compensation from new option grants and procuring materials and services of subcontractors for Industry 4.0 projects.

We expect that our research and development expenses will increase as we continue to develop our products and services and recruit additional research and development employees due to increased focus on R&D activities in the I4.0 domain.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll and related expenses, consulting services, promotional materials, exhibitions, demonstration equipment and certain allocated facility infrastructure costs.

Sales and marketing expenses for the three months ended March 31, 2025 were $396,000, an increase of $162,000, or 69%, compared to $234,000 for the three months ended March 31, 2024.

The increase in sales and marketing expenses was primarily driven by the Company’s efforts to penetrate new markets and enhance product visibility. This led to higher payroll and related expenses associated with the recruitment of new employees, an increase in stock-based compensation due to newly granted options and additional expenses resulting from the engagement of new marketing consultants.

We expect that our sales and marketing expenses will increase as we expand our selling and marketing efforts in the I4.0 domain.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor, public relations, accounting, auditing, tax services and insurance costs.

General and administrative expenses for the three months ended March 31, 2025 were $2,215,000, an increase of $875,000, or 65%, compared to $1,340,000 for the three months ended March 31, 2024.

The increase in general and administrative expenses was primarily due to:

-	an increase in payroll and related expenses due to the recruitment of new positions, including a CFO, and cash compensation bonuses paid to senior executives;
-	expenses related to our fund raising and uplisting to Nasdaq;
-	an increase in stock-based compensation from new option grants; and
-	expenses related to our new Italian subsidiary;

Operating loss

We incurred an operating loss of $4,560,000 for the three months ended March 31, 2025, an increase of $1,196,000, or 36%, compared to operating loss of $3,364,000 for the three months ended March 31, 2024.

The increase in operating loss was due to increases in research and development expenses, general and administrative expenses and sales and marketing expenses, each as described above, partially offset by an increase in gross profit.

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

Our backlog as of March 31, 2025 was approximately $14.8 million compared to approximately $15.0 million as of December 31, 2024.

Cash Flows

Our primary uses of cash from operating activities have been for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services costs and costs related to our facilities. We expect that cash flows from operating activities will continue to increase due to an expected increase in the expenses of our business and our working capital requirements.

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three months ended March 31,
	2025	2024
Cash used in Operating Activity	(2,233,000)	(1,230,000)
Cash provided by (used in) Investing Activity	283,000	(22,000)
Cash provided by Financing Activity	21,022,000	-

Operating Activities

During the three months ended March 31, 2025, cash used in operating activities was $2.2 million, consisting of net loss of $4.3 million, a non-cash benefit of $0.9 million and a favorable net change in operating assets and liabilities of $1.2 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in account receivable, inventory, compensation expenses and fulfillment asset, partially offset by cash outflows from changes in current and non-current liabilities.

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

Investing Activities

During the three months ended March 31, 2025, cash provided by investing activities was $283,000, consisting mainly of withdrawal of short-term deposits.

During the three months ended March 31, 2024, cash used in investing activities was $22,000, consisting of purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities was $21 million, consisting of cash proceeds from issuance of shares in our public offering that closed in February 2025.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents and restricted cash of $37.2 million compared to cash and cash equivalents and restricted deposit of $18.5 million as of December 31, 2024. In addition, as of March 31, 2025, we incurred an accumulated deficit of $50.2 million compared to $ 46 million as of December 31, 2024.

In February 2025, we closed a public offering, including the exercise of an over-allotment option granted to the underwriter in the public offering, at a price of $6.50 per share. In the aggregate, we issued 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting commissions and estimated offering expenses.

Our primary sources of liquidity to date have been from fund-raising, revenues from customers and warrant exercises.

Additional Cash Requirements

We plan to continue to invest in long-term growth, and therefore we expect that our expenses will grow. We currently believe that our existing cash and cash equivalents and short-term deposits will allow us to fund our operating plan through at least the next 12 months from the date of this report. We expect our expenses will increase in connection with our ongoing activities, particularly as we continue the research and development and the scale up Odysight TruVision solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we may need to raise additional capital before we become profitable from sales of our solutions and may do so to expand our business, pursue strategic investments, take advantage of financing opportunities or for other reasons. We may raise these funds through equity financing, debt financing or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Contractual Obligations and Commitments

Operating lease payments represent our commitment for future rent made leases for our offices in Israel and for vehicle leasing. The total future payments for our operating lease obligation as of March 31, 2025 were approximately $1 million. For additional details regarding our lease, see Note 3 to our interim consolidated financial statements for the three months ended March 31, 2025.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the information set forth in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, we did not have any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Date: May 15, 2025	ODYSIGHT.AI INC.

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
Odysight.ai.Inc

	By:	/s/ Einav Brenner
	Name:	Einav Brenner
	Title:	Chief Financial Officer
Odysight.ai Inc

-26-