Form 10-Q
period 2025-06-30
Odysight.ai Inc.
filed 2025-08-13
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 16,330,827 shares of common stock, par value $0.001 of the registrant issued and outstanding.

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

Item 1. Financial Statements

ODYSIGHT.AI INC.

INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

CONSOLIDATED ODYSIGHT.AI INC.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	Unaudited	Audited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	32,910	18,164
Restricted cash	328	-
Restricted deposit	-	322
Accounts receivable	509	1,510
Inventory	-	203
Other current assets	1,138	588
Total current assets	34,885	20,787

NON-CURRENT ASSETS:
Contract fulfillment assets	-	1,017
Property and equipment, net	379	407
Operating lease right-of-use assets	919	1,113
Severance pay asset	280	259
Other non-current assets	96	96
Total non-current assets	1,674	2,892

TOTAL ASSETS	36,559	23,679

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2025	2024
	Unaudited	Audited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	554	442
Contract liabilities - short term	279	702
Operating lease liabilities - short term	538	539
Accrued compensation expenses	1,329	1,124
Related parties	155	120
Other current liabilities	439	368
Total current liabilities	3,294	3,295

NON-CURRENT LIABILITIES:
Contract liabilities - long term	-	1,373
Operating lease liabilities - long term	381	508
Liability for severance pay	280	259
Total non-current liabilities	661	2,140

TOTAL LIABILITIES	3,955	5,435

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024, 16,326,656 and 12,612,517 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	17	13
Additional paid-in capital	86,901	64,205
Accumulated deficit	(54,314)	(45,974)
TOTAL SHAREHOLDERS’ EQUITY	32,604	18,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	36,559	23,679

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

REVENUES	2,427	1,368	362	1,181
COST OF REVENUES	1,756	1,077	229	667
GROSS PROFIT	671	291	133	514
RESEARCH AND DEVELOPMENT EXPENSES	4,843	2,975	2,356	1,408
SALES AND MARKETING EXPENSES	1,024	459	628	225
GENERAL AND ADMINISTRATIVE EXPENSES	3,802	2,585	1,587	1,245
OPERATING LOSS	(8,998)	(5,728)	(4,438)	(2,364)
FINANCING INCOME, NET	658	384	363	182
NET LOSS	(8,340)	(5,344)	(4,075)	(2,182)
Net loss per ordinary share (basic and diluted, USD)	(0.54)	(0.51)	(0.25)	(0.21)
Weighted average ordinary shares (basic and diluted, in thousands)	15,450	10,447	16,316	10,449

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2025 (Unaudited)

	Common Stock		Additional paid-in		Accumulated	Total Shareholders’
	Number	Amount	capital		Deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2025	12,613	$13	$64,205		(45,974)	$18,244
Stock based compensation	-	-	1,651		-	1,651
Issuance of shares upon RSU vesting	5	*	(*	)	-	-
Issuance of shares, net of issuance cost	3,653	4	20,863		-	20,867
Options exercise	56	*	182		-	182
Net loss	-	-	-		(8,340)	(8,340)
Balance at June 30, 2025	16,327	$17	$86,901		$(54,314)	$32,604

Three Months Ended June 30, 2025 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	Deficit	equity
	In thousands	USD in thousands
Balance as of April 1, 2025	16,308	$17	$85,987	$(50,239)	$35,765
Stock based compensation	-	-	845	-	845
Options exercise	19	-	69	-	69
Net loss	-	-	-	(4,075)	(4,075)
Balance as of June 30, 2025	16,327	$17	$86,901	$(54,314)	$32,604

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Six Months Ended June 30, 2024 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	Deficit	equity
	In thousands	USD in thousands
Balance as of January 1, 2024	10,444	$10	$52,004	$(34,207)	$17,807
Stock based compensation	-	-	963	-	963
Issuance of shares upon RSU vesting	14	*	(*)	-	-
Net loss	-	-	-	(5,344)	(5,344)
Balance as of June 30, 2024	10,458	$10	$52,967	$(39,551)	$13,426

Three Months Ended June 30, 2024 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	Deficit	equity
	In thousands	USD in thousands
Balance as of April 1, 2024	10,447	$10	$52,504	$(37,369)	$15,145
Stock based compensation	-	-	463	-	463
Issuance of shares upon RSU vesting	11	*	(*)	-	-
Net loss	-	-	-	(2,182)	(2,182)
Balance as of June 30, 2024	10,458	$10	$52,967	$(39,551)	$13,426

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(8,340)	(5,344)	(4,075)	(2,182)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	58	64	31	31
Stock based compensation	1,651	963	845	463
Interest from operating lease liability	-	(42)	16	(25)
Loss (profit) from exchange differences	(42)	40	(71)	19
Interest income in respect of deposits	12	96	-	228

Changes in operating assets and liability items:
Decrease (increase) in accounts receivable	1,023	614	(295)	(635)
Decrease in inventory	203	65	-	165
Severance pay asset and liability	-	(13)	-	(13)
Decrease in operating lease liability	(242)	(226)	(122)	(112)
Decrease in right-of-use asset	239	227	121	118
Increase in other current and non-current assets	(527)	(225)	(423)	(95)
Increase (decrease) in account payable	126	5	117	(107)
Increase (decrease) in related parties	35	1	(63)	3
Decrease in contract fulfillment assets	1,017	120	-	60
Increase (decrease) in current and non-current contract liabilities	(1,796)	(127)	36	(52)
Increase (decrease) in accrued compensation expenses	122	419	(210)	66
Increase (decrease) in other current and non-current liabilities	58	40	(77)	(25)
Net cash flows used in operating activities	(6,403)	(3,323)	(4,170)	(2,093)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(30)	(30)	(3)	(8)
Withdrawal of short terms deposits	310	8,000	-	8,000
Net cash flows provided by (used in) investing activities	280	7,970	(3)	7,992

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance cost	20,874	-	(35)	-
Proceeds from options exercise	182		69
Net cash flows provided by financing activities	21,056	-	34	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	14,933	4,647	(4,139)	5,899
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	18,164	8,945	37,207	7,672
EFFECT FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	141	(40)	170	(19)
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	33,238	13,552	33,238	13,552

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	32,910	13,238	32,910	13,238
Restricted cash	328	314	328	314
Total cash, cash equivalents and restricted cash	33,238	13,552	33,238	13,552

Non-cash activities -

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

Right-of-use assets obtained in exchange for operating lease liabilities	78	120	78	33
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(33)	(55)	(33)	(24)

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

In February 2025, we closed a public offering generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting commissions and estimated offering expenses. After deducting issuance costs, the Company received proceeds of approximately $20.9 million. For additional information see note 5(a)(4).

On February 11, 2025, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”. Prior to such date, the Company was quoted on the OTCQB under the same symbol.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.	Since incorporation of Odysight.ai and through June 30, 2025, the Company accumulated a deficit of approximately $54.3 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these interim condensed financial statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding to continue its future operations until becoming profitable.

c.

On June 13, 2025, Israel launched “Operation Rising Lion” with a surprise attack on Iran, including precision strikes on weapon and nuclear facilities. In response to Israel’s attack, Iran launched retaliatory strikes on Israel, which included significant ballistic missiles and unmanned aerial vehicles fired towards both military and civilian targets in Israel. The attacks resulted in Israeli civilian casualties and property damage.

Consequently, Israel’s Home Front Command announced a “special home front situation” and imposed stricter safety guidelines than had previously been in place, such as restricting public gatherings and passenger flights to and from Israel, and the temporary closure of certain businesses, which led to a decrease in market and economic activity in Israel.

As a result of these guidelines, the Company’s offices in Israel were closed on certain days during this period. The Company does not expect a substantial impact on its operations from the above-described events.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

On June 25, 2023, Odysight.ai entered into an amendment to these agreements, pursuant to which the lease for the additional space was shortened and ended on June 30, 2023 and the lease for the original space was extended for an additional five years until December 31, 2028. It was also agreed that Odysight.ai has an option to terminate the agreement for the original space after three years. Odysight.ai expects that the lease period will be three years.

Monthly lease payments under the agreement for the original space are approximately $7 thousand.

b.	Ramat Gan office space

In May 2023, Odysight.ai entered into a lease agreement for office space in Ramat Gan, Israel. The agreement is for 48 months beginning on July 1, 2023 and the Company has an option to extend the lease period for an additional two years. The Company currently does not expect to extend the lease period. Monthly lease payments under the agreement are approximately $25 thousand.

Odysight.ai subleases part of the office space in Ramat Gan to a third party for approximately $8 thousand per month.

c.	The Company leases vehicles for the use of certain of its employees in Israel. The lease terms are typically three-year periods.

Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

Cash paid for amounts included in the measurement of lease liabilities	296	297	149	146

As of June 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 0.60 years and a weighted average discount rate of 6% for vehicles and 12.8% for offices.

The maturities of lease liabilities under operating leases as of June 30, 2025, are as follows:

Operating leases
USD in thousands
Remainder of 2025	301
2026	505
2027	201
2028	3
Total future lease payments	1,010
Less imputed interest	(91)
Total lease liability balance	919

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

	June, 2025	December 31, 2024
	USD in thousands
Government authorities	85	79
Accrued expenses	326	261
Other payables	28	28
	439	368

NOTE 5 – EQUITY:

a.	Private Placement

1.	On March 29, 2021, the Company issued to certain investors, including Moshe (Mori) Arkin, a major stockholder and director of the Company, an aggregate of 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consisted of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until March 31, 2026 and subject to customary adjustments. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of the Company’s common stock equals or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

2.	On March 16, 2023, the Company entered into stock purchase agreements for a private placement with (i) Moshe (Mori) Arkin and (ii) The Phoenix Insurance Company Ltd. (“Phoenix Insurance”) and Shotfut Menayot Israel – Phoenix Amitim (“Phoenix Amitim”), in connection with the sale and issuance of an aggregate of 3,294,117 units, at a purchase price of $4.25 per unit, and for an aggregate purchase price of $14 million. Each unit consisted of: (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock. The warrants are immediately exercisable, expire three years from the date of issuance and are subject to customary adjustments.

3.	On July 16, 2024, the Company issued 2,144,583 shares of its common stock in consideration for a purchase price of $4.80 per share to new and existing investors, including Moshe (Mori) Arkin and The Phoenix Holdings, through Phoenix Insurance and Phoenix Amitim (the “2024 Private Placement”). The Company raised approximately $10.3 million (gross) in the 2024 Private Placement. After deducting issuance costs, the Company received proceeds of approximately $9.8 million.

4.	On February 12, 2025, the Company completed a U.S. underwritten public offering issuing 3,307,692 shares of the Company’s common stock at a price of $6.50 per share. The Company also granted the underwriters a 30-day over-allotment option to purchase up to an additional 496,153 shares at a purchase price of $6.50 per share. On February 14, 2025, the Company sold an additional 345,432 shares of common stock as a result of a partial exercise of the over-allotment option at the public offering price of $6.50 per share. Following the exercise of the over-allotment option, the Company sold a total of 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions and estimated offering expenses. After deducting issuance costs, the Company received proceeds of approximately $20.9 million.

Warrants:

As of June 30, 2025, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Underlying Common Stocks

March 2021 Warrants	March 29, 2021	March 31, 2026	10.35	2,469,156
March 2023 Warrants	March 27, 2023	March 26, 2026	5.50	3,294,117
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
June 30, 2025
Underlying value of ordinary shares ($)	5.12
Exercise price ($)	6.50
Expected volatility (%)	99.65%
Term of the options (years)	7
Risk-free interest rate	4.10%

The cost of the benefit embodied in the options granted during the six months ended June 30, 2025, based on their fair value as of the grant date, is estimated to be approximately $926 thousand. These amounts will be recognized in the statements of operations and comprehensive income over the vesting period.

The following table summarizes stock option activity for the six months ended June 30, 2025:

	For the
	Six months ended
	June 30, 2025
	Number of	Weighted average
	Options	exercise price ($)
Outstanding at beginning of period	3,227,234	3.78
Granted	181,000	6.5
Exercised	(58,101)	3.27
Forfeited	(28,336)	4.09
Outstanding at end of period	3,321,797	3.94

Vested at end of period	2,035,607	3.52

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

The following table summarizes RSU activity for the six months ended June 30, 2025:

	For the
	Six months ended
	June 30, 2025
	Number of	Weighted Average Grant Date Fair Value
	RSUs	per Share ($)
Outstanding at beginning of period	15,419	3.56
Granted	-	-
Forfeited	-	-
Vested	(7,085)	4.21
Unvested and Outstanding at end of period	8,334	3

The following table sets forth the total stock-based payment expenses resulting from options and RSUs granted, included in the statements of operation and comprehensive income:

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

Cost of revenues	(3)	17	-	8
Research and development	466	225	219	90
Sales and marketing expenses	202	95	99	45
General and administrative	986	626	527	320
Total expenses	1,651	963	845	463

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – REVENUES:

a.	Disaggregation of revenue:

(1)	During the second quarter of 2022, the Company completed the development of a customer-specific project for a Fortune 500 medical company customer (the “Client”) and moved from the project development phase to its production phase. Through June 30, 2025, the Company recognized development services revenues and costs that had been previously deferred based on the expected manufacturing term of the product, which the Company estimated originally at seven years. During the first quarter of 2025, due to the fact that the Company has not received a purchase order from the Client and does not expect to receive such order, the Company decided to fully derecognize the fulfillment asset and contract liability associated with the Client, in the amount of $1,690 thousand and $957 thousand, respectively.
(2)	During the six months ended June 30, 2025, the Company recognized revenues from customization and development services in which the performance obligation is satisfied over time in the amount of $569 thousand.

b.	Contract fulfillment assets and Contract liabilities:

The Company’s contract fulfillment assets and contract liabilities as of June 30, 2025, and December 31, 2024, were as follows:

	June 30,	December 31,
	2025	2024
	USD in thousands
Contract fulfillment assets	-	1,017
Contract liabilities	279	2,075

Contract liabilities include deferred service and advance payments.

The change in contract fulfillment assets:

	June 30,	December 31,
	2025	2024
	USD in thousands
Balance at beginning of the period	1,017	1,256
Contract costs recognized during the period	(1,017)	(239)
Balance at end of the period	-	1,017

The change in contract liabilities:

	June 30,	December 31,
	2025	2024
	USD in thousands
Balance at beginning of the period	2,075	2,322
Deferred revenue relating to new sales	178	253
Revenue recognized during the period	(1,974)	(500)
Balance at end of the period	279	2,075

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of June 30, 2025, the total RPO amounted to approximately $14.4 million.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVENTORY:

Composed as follows:

	June 30,	December 31,
	2025	2024
	USD in thousands
Raw materials and supplies	-	172
Work in progress	-	19
Finished goods	-	12
	-	203

For the six months ended June 30, 2025, the Company recognized an inventory impairment related to the Client in the amount of $203 thousand. See Note 6a(1).

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On April 2023, the Company received approval from the Israel Innovation Authority (the “IIA”) to support and enhance the Company’s production line and capabilities in the next 24 months until April 2025. Pursuant to the agreement with the IIA relating to the program, the Company is required pay royalties of 3% to the IIA up to the amount IIA funding received and the accrued interest repayment of the grant is contingent upon the Company successfully completing its enhancement plans and generating sales from the enhancements performed. The Company has no obligation to repay these grants if its enhancement plans are not completed or aborted or if it generates no sales.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below summarizes the significant expense categories regularly reviewed by the chief operating decision maker, for the six months and three months ended June 30, 2025 and 2024:

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

Revenues	2,427	1,368	362	1,181

Cost of Sales (*)	1,749	1,038	229	649

Research and Development expenses (*)	4,340	2,722	2,112	1,303

Sales and marketing (*)	820	364	527	180

General and Administrative expenses (*)	2,807	1,945	1,056	919

Other segment items:
Stock-based payments	1,651	963	845	463
Depreciation	58	64	31	31
Finance income, net	658	384	363	182

Net loss	(8,340)	(5,344)	(4,075)	(2,182)

(*)	Excluding stock-based payments and depreciation expenses.

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

Odysight solutions are already deployed in the aviation and medical sectors. Our customers include the Israeli Air Force, the Israeli Ministry of Defense, France-based Safran Aircraft Engines, a global international defense contractor, a leading Fortune 500 medical company as well as NASA, who came back to us for a repeat order. Historically, our revenue stream has been derived mainly from the medical sector. We have secured several contracts for our PdM and CBM systems with major government clients and defense and aviation companies and our backlog as of June 30, 2025 of approximately $14.4 million reflects mostly those contracts.

As we have not received a purchase order for 2025 from the Fortune 500 medical company customer and do not expect to receive such order, we decided, during the first quarter of 2025, to fully derecognize the fulfillment asset and contract liability associated with this customer.

Public Offering and Nasdaq Listing

In February 2025, we closed a public offering, including the exercise of an over-allotment option granted to the underwriter in the public offering. The public offering and the over-allotment option exercise price was $6.50 per share. In the aggregate, we sold a total of 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions and estimated offering expenses. After deducting issuance costs, we received proceeds of approximately $20.9 million. Also in February 2025, our common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”.

Impact of the Ongoing War in Israel on Our Business

On October 7, 2023, the Hamas terrorist organization launched a series of deadly terror attacks on civilian and military targets skirting the Gaza Strip in the southern part of Israel and fired rockets on many of the communities in southern and central Israel. Following the attack, Israel’s security cabinet declared war and commenced a military campaign in Gaza against Hamas. Since the outbreak of the war, the Hezbollah terrorist organization has regularly fired rockets into northern Israel and, in October 2024, Israel invaded southern Lebanon in response to these attacks. On November 27, 2024, Israel and Lebanon agreed to a ceasefire, the result of which is uncertain. During the course of the war, other terrorist organizations have fired rockets into Israel, such as various rebel militia groups in Syria and Iraq and the Houthi movement, which controls parts of Yemen. The Houthis movement has also attacked commercial shipping vessels in the Gulf of Aden and Red Sea. In addition, following two direct attacks by Iran on Israel in 2024 involving hundreds of drones and missiles, the two countries fought a 12-day war in June 2025 that was triggered by large-scale preemptive Israeli airstrikes on Iranian nuclear and military sites. Iran retaliated with significant ballistic missile and drone attacks on Israel, leading to direct U.S. military intervention against Iranian nuclear sites before a U.S.-brokered ceasefire was declared.

The war has had significant economic, military and social consequences to Israel. To date the war has not had a material adverse effect on our business. While we have offices in Omer and Ramat Gan, Israel, neither of our sites is located near Israel’s relevant borders where the main impact of the war has been felt. Nevertheless, we have experienced some minor disruptions to our routine work, including some difficulties in traveling outside of Israel and occasional rocket fire on the municipalities where our offices are located, requiring our employees to take temporarily shelter for a few minutes at a time in on-site safe rooms. Pursuant to instructions from Israel’s Home Front Command, the Company’s offices were closed on certain days during the war with Iran. In addition, several of our executives and employees, including company officers such as our CEO, were called up to military reserve duty. As of the date of this Quarterly Report on Form 10-Q, our CEO is subject to military reserve duty a few days a month. We have taken various measures to mitigate the effects of the war, including adopting work-from-home measures, increased employee overtime and third-party outsourcing where needed, and reviewing our business continuity plan. In addition, with the backdrop of the ongoing conflict, some of our clients and potential clients have not prioritized conducting transactions with us, and the war may have caused some delays in their finalizing purchase orders. We do not believe that such delays have had a material impact on our business. The war has also increased negative sentiments regarding Israel and Israeli companies in the international community. For example, Israeli defense companies were initially banned from participating in prestigious industry conferences in France during 2024; however, both bans were later overturned by French courts and did not impact our participation in such conferences.

Conversely, as a result of the intensive flight hours flown by all Israeli Air Force platforms as a result of the war and an enhanced Israel Ministry of Defense budget, we have experienced a growing interest in our technology from Israeli clients, including government agencies and R&D programs, which may lead to more rapid assimilation of our technology into relevant platforms than we had anticipated prior to the commencement of the war, positively affecting on our business activity. For additional information, see “Risks Related to our Operations in Israel – Our headquarters and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months period ended June 30, 2025 and 2024, together with the changes in those items in dollars in thousands and as a percentage:

	Six months ended June 30,
	2025	2024	% Change
Revenues	2,427	1,368	77%
Cost of Revenues	1,756	1,077	63%
Gross Profit	671	291	131%
Research and development expenses	4,843	2,975	63%
Sales and marketing expense	1,024	459	123%
General and administrative expenses	3,802	2,585	47%
Operating Loss	(8,998)	(5,728)	57%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the six months ended June 30, 2025, we generated revenues of $2,427 thousand, an increase of $1,059 thousand, or 77%, compared to $1,368 thousand for the six months ended June 30, 2024.

The increase in revenue was primarily due to the full derecognition of the contract liability associated with the Fortune 500 medical company customer, in the amount of $1,690 thousand, as described in Note 6a(1) to our interim consolidated financial statements for the six months ended June 30, 2025, and to an increase in revenues from our vision-based platform solutions for PdM and CBM. The increase in revenue was partially offset by decrease in the number of units sold and supplied to the Fortune 500 medical company customer due to the absence of a purchase order for 2025, as described in Note 6a(1) to our interim consolidated financial statements for the six months ended June 30, 2025.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel, certain allocated expenses related to facilities, logistics and quality control.

Cost of revenues for the six months ended June 30, 2025 was $1,756 thousand, an increase of $679 thousand, or 63%, compared to cost of revenues of $1,077 thousand for the six months ended June 30, 2024.

The increase in cost of revenues was primarily due to the full derecognition of the fulfillment asset associated with the Fortune 500 medical company customer, in the amount of $957 thousand, to the recognition of an inventory impairment of $203 thousand, as described in Note 6a(1) to our interim consolidated financial statements for the six months ended June 30, 2025, and to an increase in revenues from our vision-based platform solutions for PdM and CBM. The increase in cost of revenues was partially offset by decrease in the number of units sold and supplied to the Fortune 500 medical company customer due to the absence of a purchase order for 2025, as described in Note 6a(1) to our interim consolidated financial statements for the six months ended June 30, 2025.

Gross Profit

Gross profit for the six months ended June 30, 2025, was $671 thousand, an increase of $380 thousand, or 131%, compared to gross profit of $291 thousand for the six months ended June 30, 2024.

The change in gross profit was due to an increase in revenues, partially offset by an increase in cost of revenues, as described above.

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

Research and development expenses for the six months ended June 30, 2025, were $4,843 thousand, an increase of $1,868 thousand, or 63%, compared to $2,975 thousand for the six months ended June 30, 2024.

The increase in research and development expenses was mainly due to the development of new products and the resulting increase in payroll and related expenses related to the recruitment of new employees, an increase in stock-based compensation from new option grants and procuring materials and services of subcontractors for Industry 4.0 projects.

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

Sales and marketing expenses for the six months ended June 30, 2025, were $1,024 thousand, an increase of $565 thousand, or 123%, compared to $459 thousand for the six months ended June 30, 2024.

The increase in sales and marketing expenses was primarily driven by tour efforts to penetrate new markets and enhance product visibility. This led to higher payroll and related expenses associated with the recruitment of new employees, an increase in stock-based compensation due to newly granted options and additional expenses resulting from the engagement of new marketing consultants and participation in various exhibitions.

We expect that our sales and marketing expenses will increase as we expand our selling and marketing efforts in the I4.0 domain

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

General and administrative expenses for the six months ended June 30, 2025, were $3,802 thousand, an increase of $1,217 thousand, or 47%, compared to $2,585 thousand for the six months ended June 30, 2024.

The increase in general and administrative expenses was primarily due to:

-	an increase in payroll and related expenses due to the recruitment of new employees, including a CFO, and cash compensation bonuses paid to senior executives;
-	expenses related to our fund raising and uplisting to Nasdaq; and
-	an increase in stock-based compensation from new option grants.

Operating loss

We incurred an operating loss of $8,998 thousand for the six months ended June 30, 2025, an increase of $3,270 thousand or 57%, compared to operating loss of $5,728 thousand for the six months ended June 30, 2024.

The increase in operating loss was due to increases in research and development expenses, general and administrative expenses and sales and marketing expenses, each as described above, partially offset by an increase in gross profit.

Cash Flows

Our primary uses of cash used in operating activities have been for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services costs and costs related to our facilities. We expect that cash flows from operating activities will continue to increase due to an expected increase in the expenses of our business and our working capital requirements.

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars in thousands):

	Six month ended June 30,
	2025	2024
Cash used in Operating Activity	(6,403)	(3,323)
Cash provided by Investing Activity	280	7,970
Cash provided by Financing Activity	21,056	-

Operating Activities

During the six months ended June 30, 2025, cash used in operating activities was $6.4 million, consisting of net loss of $8.3 million, partially offset by a favorable net change in operating assets and liabilities of $0.2 million and a non-cash benefit of $1.7 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in accounts receivable and a decrease in contract fulfillment assets, partially offset by outflows from changes in current and non-current other assets and a decrease in current and non-current contract liabilities.

During the six months ended June 30, 2024, cash used in operating activities was $3.3 million, consisting of net loss of $5.3 million, partially offset by a favorable net change in operating assets and liabilities of $0.9 million and a non-cash benefit of $1.1 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in contract liability and other current assets, partially offset by inflows from changes in accounts payables and other accounts payables.

Investing Activities

During the six months ended June 30, 2025, cash provided by investing activities was $0.3 million, attributable mainly to a withdrawal, net of short-term deposits.

During the six months ended June 30, 2024, cash provided by investing activities was $8.0 million, attributable mainly to a withdrawal, net of short-term deposits.

Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was $21.1 million, consisting of cash proceeds from issuance of shares, net of issuance costs and proceeds from options exercise.

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months period ended June 30, 2025, and 2024, together with the changes in those items in dollars in thousands and as a percentage:

	Three months ended June 30,
	2025	2024	% Change
Revenues	362	1,181	(69)%
Cost of Revenues	229	667	(66)%
Gross Profit	133	514	(74)%
Research and development expenses	2,356	1,408	67%
Sales and marketing expense	628	225	179%
General and administrative expenses	1,587	1,245	27%
Operating Loss	(4,438)	(2,364)	88%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the three months ended June 30, 2025, we generated revenues of $362 thousand, a decrease of $819 thousand, or 69%, compared to $1,181 thousand for the three months ended June 30, 2024.

The decrease in revenues was primarily attributable to the decrease in revenues from the Fortune 500 medical company customer, partially offset by an increase in revenues from our vision-based platform solutions for PdM and CBM.

Cost of Revenues

Cost of revenue is primarily comprised of cost of personnel, certain allocated expenses related to facilities, logistics and quality control.

Cost of revenues for the three months ended June 30, 2025, was $229 thousand, a decrease of $438 thousand, or 66%, compared to cost of revenues of $667 thousand for the three months ended June 30, 2024.

The decrease in cost of revenues was mainly due to decrease in revenues, as described above.

Gross Profit

Gross profit for the three months ended June 30, 2025, was $133 thousand, a decrease of $381 thousand, or 74%, as compared to the three months ended June 30, 2024.

The change in gross profit was due to both a decrease in revenues and a decrease in cost of revenues, as described above.

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

Research and development expenses for the three months ended June 30, 2025 were $2,356 thousand, an increase of $948 thousand, or 67%, compared to $1,408 thousand for the three months ended June 30, 2024.

The increase in research and development expenses was mainly due to the development of new products and the resulting increase in payroll and related expenses for new employees’ recruitment, an increase in stock-based compensation from new option grants and procuring materials and services of subcontractors for Industry 4.0 projects.

We expect that our research and development expenses will increase as we continue to develop our products and services and recruit additional research and development employees due to increased focus on R&D activities in the I4.0 domain

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll and related expenses, consulting services, promotional materials, exhibitions, demonstration equipment and certain allocated facility infrastructure costs.

Sales and marketing expenses for the three months ended June 30, 2025, were $628 thousand, an increase of $403 thousand, or 179%, compared to $225 thousand for the three months ended June 30, 2024.

The increase in sales and marketing expenses was primarily driven by our efforts to penetrate new markets and enhance product visibility. This led to higher payroll and related expenses associated with the recruitment of new employees, an increase in stock-based compensation due to newly granted options and additional expenses resulting from the engagement of new marketing consultants and participation in various exhibitions.

We expect that our sales and marketing expenses will increase as we expand our selling and marketing efforts in the I4.0 domain

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

General and administrative expenses for the three months ended June 30, 2025, were $1,587 thousand, an increase of $342 thousand, or 27% compared to $1,245 thousand for the three months ended June 30, 2024.

The increase in general and administrative expenses was primarily due to an increase in stock-based compensation from new option grants.

Operating loss

We incurred an operating loss of $4,438 thousand for the three months ended June 30, 2025, an increase of $2,074 thousand, or 88%, compared to operating loss of $2,364 thousand for the three months ended June 30, 2024.

The increase in operating loss was due to a decrease in gross profit and increases in research and development expenses, general and administrative expenses and sales and marketing expenses, each as described above.

Cash Flows

Our primary uses of cash used in operating activities have been for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services costs and costs related to our facilities. We expect that cash flows from operating activities will continue to increase due to an expected increase in the expenses of our business and our working capital requirements.

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars in thousands):

	Three month ended June 30,
	2025	2024
Cash used in Operating Activity	(4,170)	(2,093)
Cash provided by (used in) Investing Activity	(3)	7,992
Cash provided by Financing Activity	34	-

Operating Activities

During the three months ended June 30, 2025, cash used in operating activities was $4.2 million, consisting of net loss of $4.1 million, an unfavorable net change in operating assets and liabilities of $1.0 million and a non-cash benefit of $0.9 million. Our non-cash benefit consisted primarily of non-cash charges of $0.8 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in accounts receivable, lease liability, current and non-current assets and accrued compensation.

During the three months ended June 30, 2024, cash used in operating activities was $2.1 million, consisting of net loss of $2.2 million, an unfavorable net change in operating assets and liabilities of $0.6 million and a non-cash benefit of $0.7 million. Our non-cash benefit consisted primarily of non-cash charges of $0.5 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in accounts receivable.

Investing Activities

For the three months ended June 30, 2025, net cash flows used in investing activities was $3 thousand, attributable to a purchase of property and equipment.

For the three months ended June 30, 2024, net cash flows provided by investing activities was $8 million, attributable mainly to a withdrawal, net on short-term deposits.

Financing Activities

For the three months ended June 30, 2025, net cash flows provided by financing activities was $34 thousand, consisting of proceeds from options exercise, partially offset by issuance expenses.

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

Our backlog as of June 30, 2025 was approximately $14.4 million compared to approximately $15.0 million as of December 31, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents and restricted cash of $33.2 million compared to cash and cash equivalents and restricted deposit of $18.5 million as of December 31, 2024. In addition, as of June 30, 2025, we incurred an accumulated deficit of $54.3 million compared to $46 million as of December 31, 2024.

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

Contractual Obligations and Commitments

Operating lease payments represent our commitment for future rent made leases for our offices in Israel and for vehicle leasing. The total future payments for our operating lease obligation as of June 30, 2025 were approximately $1 million. For additional details regarding our lease, see Note 3 to our interim consolidated financial statements for the six months ended June 30, 2025.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Except for the additional risk factor provided below, there have been no material changes from the information set forth in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025.

The U.S. trade tariffs implemented in 2025 may increase the costs of importing our products into the U.S. and increase our supply chain costs which could potentially reduce profit margins and affect our competitive position.

Our current products are manufactured outside the United States, and, as a result, the U.S. trade tariffs implemented by President Donald Trump in 2025 may increase the costs associated with importing our finished products into the U.S. Although we believe that such tariffs will not have a material impact on our business operations, the additional cost on goods imported to the U.S. as a result of the tariffs could directly affect our profit margins when borne by us, or, when borne by our U.S. customers, could effectively lead to a higher purchase price for our customers. Such an increase may drive our customers to seek local alternatives that do not carry the tariff burden, potentially decreasing the demand for our products and affecting our market share. Additionally, the U.S. trade tariffs may increase our supply chain costs, including the cost of components sourced from our suppliers in various countries due to abrupt supply and demand shifts. As a result of the consequences of this tariff policy, we may need to obtain components from other sources or third parties. Furthermore, the uncertainty and volatility introduced by these tariffs complicate decision making, planning and forecasting for our customers as well as for us, making it more difficult to predict future costs and financial outcomes accurately. The potential for further U.S. tariff changes and retaliatory tariffs or other actions by affected countries, and the increased volatility in global financial markets that could result, may exacerbate these challenges, making it difficult for us to predict future costs and financial outcomes accurately. Any of these factors may reduce our profit margins and affect our competitive position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, we did not have any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

On August 13, 2025, the Company entered into a revised Director Appointment and Service Agreement with Jackson Schneider. Under the revised agreement, Mr. Schneider’s annual fee for service on the board of directors will increase from $80,000 to $120,000, which will be paid on a monthly basis in equal installments, and the Company will recommend that the board of directors grant Mr. Schneider options to purchase a total of 50,000 shares of common stock, at an exercise price per share that will be determined at the sole discretion of the Board and shall be subject to provisions of the applicable equity incentive plan under which the options are granted, and vesting over a period of three years. In addition, the revised agreement provides that Mr. Schneider will receive a one-time commission for initiating or facilitating new commercial agreements between the Company and certain pre-approved third parties (“Eligible Customers”), such as major OEMs. The commission is based on actual net revenue generated from these new agreements (“Qualifying Transactions”) and is structured as follows: 2% commission on net revenue up to $250 million, 1.5% commission on net revenue between $250 million and $400 million, and 1% commission on net revenue exceeding $400 million. The list of Eligible Customers is to be mutually agreed upon and updated quarterly in writing. Commissions are paid within 30 days after the Company receives the applicable net revenue, which is defined as actual revenue received and recognized by the Company, less third-party costs, applicable taxes and any conditional payments until such conditions are satisfied. No commission is payable if a Qualifying Transaction is canceled, and any previously paid commission must be refunded. “Qualifying Transactions” are defined as new (not follow-on) commercial agreements for Company products, resulting solely from Mr. Schneider’ efforts.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

(a)	The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
3.1.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to our Form S-1 filed with the SEC on July 17, 2023)

3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2023)

10.1*	Director Appointment and Service Agreement of Jackson Schneider, dated August 13, 2025

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2025	ODYSIGHT.AI INC

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
Odysight.ai Inc

	By:	/s/ Einav Brenner
	Name:	Einav Brenner
	Title:	Chief Financial Officer
Odysight.ai Inc

-31-