Form 10-Q
period 2025-09-30
Odysight.ai Inc.
filed 2025-11-13
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had [16,355,243] shares of common stock, par value $0.001 of the registrant issued and outstanding.

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

Item 1. Financial Statements

ODYSIGHT.AI INC.

INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

CONSOLIDATED ODYSIGHT.AI INC.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	Unaudited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	29,482	18,164
Restricted cash	331	-
Restricted deposit	-	322
Accounts receivable	354	1,510
Inventory	-	203
Other current assets	1,173	588
Total current assets	31,340	20,787

NON-CURRENT ASSETS:
Contract fulfilment assets	-	1,017
Property and equipment, net	360	407
Operating lease right-of-use assets	833	1,113
Severance pay asset	286	259
Other non-current assets	96	96
Total non-current assets	1,575	2,892

TOTAL ASSETS	32,915	23,679

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2025	2024
	Unaudited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	357	442
Contract liabilities - short term	240	702
Operating lease liabilities - short term	535	539
Accrued compensation expenses	1,276	1,124
Related parties	230	120
Other current liabilities	568	368
Total current liabilities	3,206	3,295

NON-CURRENT LIABILITIES:
Contract liabilities - long term	-	1,373
Operating lease liabilities - long term	309	508
Liability for severance pay	286	259
Total non-current liabilities	595	2,140

TOTAL LIABILITIES	3,801	5,435

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024, 16,334,158 and 12,612,517 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	17	13
Additional paid-in capital	87,827	64,205
Accumulated deficit	(58,730)	(45,974)
TOTAL SHAREHOLDERS’ EQUITY	29,114	18,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	32,915	23,679

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

REVENUES	2,576	2,660	149	1,292
COST OF REVENUES	1,882	1,964	126	887
GROSS PROFIT	694	696	23	405
RESEARCH AND DEVELOPMENT EXPENSES	7,322	4,705	2,479	1,730
SALES AND MARKETING EXPENSES	1,604	806	580	347
GENERAL AND ADMINISTRATIVE EXPENSES	5,473	3,929	1,671	1,344
OPERATING LOSS	(13,705)	(8,744)	(4,707)	(3,016)
FINANCING INCOME, NET	949	533	291	149
NET LOSS	(12,756)	(8,211)	(4,416)	(2,867)
Net loss per ordinary share (basic and diluted, USD)	(0.81)	(0.74)	(0.27)	(0.23)
Weighted average ordinary shares (basic and diluted, in thousands)	15,747	11,054	16,331	12,255

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2025 (Unaudited)

	Common Stock		Additional paid-in		Accumulated	Total Shareholders’
	Number	Amount	capital		Deficit	Equity
	In thousands	USD in thousands
Balance at January 1, 2025	12,613	$13	$64,205		(45,974)	$18,244
Stock based compensation	-	-	2,565		-	2,565
Issuance of shares upon RSU vesting	9	*	(*	)	-	-
Issuance of shares, net of issuance cost	3,653	4	20,863		-	20,867
Options exercise	60	*	194		-	194
Net loss	-	-	-		(12,756)	(12,756)
Balance at September 30, 2025	16,335	$17	$87,827		$(58,730)	$29,114

Three Months Ended September 30, 2025 (Unaudited)

	Common Stock		Additional paid-in		Accumulated	Total Shareholders’
	Number	Amount	capital		Deficit	Equity
	In thousands	USD in thousands
Balance as of July 1, 2025	16,327	$17	$86,901		$(54,314)	$32,604
Stock based compensation	-	-	914		-	914
Issuance of shares upon RSU vesting	4	*	(*	)	-	-
Options exercise	4	-	12		-	12
Net loss	-	-	-		(4,416)	(4,416)
Balance as of September 30, 2025	16,335	$17	$87,827		$(58,730)	$29,114

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Nine Months Ended September 30, 2024 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance as of January 1, 2024	10,444	$10	$52,004	$(34,207)	$17,807
Stock based compensation	-	-	1,500	-	1,500
Issuance of shares upon RSU vesting	19	*	(*)	-	-
Issuance of shares	2,145	3	9,815	-	9,818
Net loss	-	-	-	(8,211)	(8,211)
Balance as of September 30, 2024	12,608	$13	$63,319	$(42,418)	$20,914

Three Months Ended September 30, 2024 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	deficit	equity
	In thousands	USD in thousands
Balance as of July 1, 2024	10,458	$10	$52,967	$(39,551)	$13,426
Stock based compensation	-	-	537	-	537
Issuance of shares upon RSU vesting	5	*	(*)	-	-
Issuance of shares	2,145	3	9,815	-	9,818
Net loss	-	-	-	(2,867)	(2,867)
Balance as of September 30, 2024	12,608	$13	$63,319	$(42,418)	$20,914

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(12,756)	(8,211)	(4,416)	(2,867)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	88	92	30	28
Stock based compensation	2,565	1,500	914	537
Interest and exchange differences from operating lease liability	-	(29)	-	13
Loss (Profit) from exchange differences	(18)	11	24	(29)
Interest income in respect of deposits	12	96	-	-

Changes in operating assets and liability items:
Decrease (increase) in accounts receivable	1,186	460	163	(154)
Decrease in inventory	203	176	-	111
Decrease in operating lease liability	(374)	(340)	(132)	(114)
Decrease in right-of-use asset	366	338	127	111
Decrease (increase) in other current and non-current assets	(557)	(202)	(30)	23
Severance pay asset and liability	-	(14)	-	(1)
Increase (decrease) in accounts payable	(65)	14	(191)	9
Increase in related parties	110	10	75	9
Decrease in contract fulfilment assets	1,017	133	-	13
Decrease in current and non-current contract liabilities	(1,835)	(228)	(39)	(101)
Increase (decrease) in accrued compensation expenses	44	606	(78)	187
Increase in other current and non-current liabilities	193	66	135	26
Net cash flows used in operating activities	(9,821)	(5,522)	(3,418)	(2,199)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(41)	(38)	(11)	(8)
Withdrawal of short terms deposits	310	8,000	-	-
Net cash flows provided by (used in) investing activities	269	7,962	(11)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance cost (issuance cost)	20,867	9,850	(7)	9,850
Proceeds from options exercise	190	-	8
Net cash flows provided by financing activities	21,057	9,850	1	9,850

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	11,505	12,290	(3,428)	7,643
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	18,164	8,945	33,238	13,552
EFFECT FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	144	(11)	3	29
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	29,813	21,224	29,813	21,224

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	29,482	20,906	29,482	20,906
Restricted cash	331	318	331	318
Total cash, cash equivalents and restricted cash	29,813	21,224	29,813	21,224

Non-cash activities -

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

Right-of-use assets obtained in exchange for operating lease liabilities	122	167	44	47
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(36)	(55)	(3)	-

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

In February 2025, the Company closed a public offering generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting commissions and estimated offering expenses. After deducting issuance costs, the Company received proceeds of approximately $20.9 million. For additional information see note 5(a)(4).

On February 11, 2025, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”. Prior to such date, the Company was quoted on the OTCQB under the same symbol.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continued):

b.	Since incorporation of Odysight.ai and through September 30, 2025, the Company accumulated a deficit of approximately $58.7 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’ cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these interim condensed financial statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding to continue its future operations until becoming profitable.

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

Odysight.ai subleases part of the office space in Ramat Gan to a third party for approximately $8 thousand per month.

c.	The Company leases vehicles for the use of certain of its employees in Israel. The lease terms are typically three-year periods.

Supplemental cash flow information related to operating leases was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

Cash paid for amounts included in the measurement of lease liabilities	451	443	155	146

As of September 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 0.65 years and a weighted average discount rate of 6% for vehicles and 12.8% for offices.

The maturities of lease liabilities under operating leases as of September 30, 2025, are as follows:

Operating leases
USD in thousands
Remainder of 2025	152
2026	533
2027	222
2028	10
Total future lease payments	917
Less imputed interest	(73)
Total lease liability balance	844

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

	September, 2025	December 31, 2024
	USD in thousands
Government authorities	87	79
Accrued expenses	453	261
Other payables	28	28
	568	368

NOTE 5 – EQUITY:

a.	Private Placement

1.	On March 29, 2021, the Company issued to certain investors, including Moshe (Mori) Arkin, a major stockholder and director of the Company, an aggregate of 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consisted of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until March 31, 2026 and subject to customary adjustments. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of the Company’s common stock equals or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

2.	On March 16, 2023, the Company entered into stock purchase agreements for a private placement with (i) Moshe (Mori) Arkin and (ii) The Phoenix Insurance Company Ltd. (“Phoenix Insurance”) and Shotfut Menayot Israel – Phoenix Amitim (“Phoenix Amitim”), in connection with the sale and issuance of an aggregate of 3,294,117 units, at a purchase price of $4.25 per unit, and for an aggregate purchase price of $14 million. Each unit consisted of: (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock. The warrants are immediately exercisable, expire three years from the date of issuance and are subject to customary adjustments.

3.	On July 16, 2024, the Company issued 2,144,583 shares of its common stock in consideration for a purchase price of $4.80 per share to new and existing investors, including Moshe (Mori) Arkin and The Phoenix Holdings, through Phoenix Insurance and Phoenix Amitim (the “2024 Private Placement”). The Company raised approximately $10.3 million (gross) in the 2024 Private Placement. After deducting issuance costs, the Company received proceeds of approximately $9.8 million.

4.	On February 12, 2025, the Company completed a U.S. underwritten public offering issuing 3,307,692 shares of the Company’s common stock at a price of $6.50 per share. The Company also granted the underwriters a 30-day over-allotment option to purchase up to an additional 496,153 shares at a purchase price of $6.50 per share. On February 14, 2025, the Company sold an additional 345,432 shares of common stock as a result of a partial exercise of the over-allotment option at the public offering price of $6.50 per share. Following the exercise of the over-allotment option, the Company sold a total of 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions and estimated offering expenses. After deducting issuance costs, the Company received proceeds of approximately $20.9 million.

Warrants:

As of September 30, 2025, the Company had the following outstanding warrants to purchase common stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share ($)	Number of Underlying Common Stocks

March 2021 Warrants	March 29, 2021	March 31, 2026	10.35	2,469,156
March 2023 Warrants	March 27, 2023	March 26, 2026	5.50	3,294,117
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

Stock option activity

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

Nine months ended
September 30, 2025
Underlying value of ordinary shares ($)	3.97-6.14
Exercise price ($)	4.00-6.50
Expected volatility (%)	99.47%-99.65%
Term of the options (years)	7
Risk-free interest rate	3.81%-4.10%

The cost of the benefit embodied in the options granted during the nine months ended September 30, 2025, based on their fair value as of the grant date, is estimated to be approximately $1,424 thousand. These amounts will be recognized in the statements of operations and comprehensive income over the vesting period.

The following table summarizes stock option activity for the nine months ended September 30, 2025:

	For the
	Nine months ended
	September 30, 2025
	Number of	Weighted average
	Options	exercise price ($)
Outstanding at beginning of period	3,227,234	3.78
Granted	331,000	5.37
Exercised	(61,065)	3.29
Forfeited	(41,779)	4.14
Outstanding at end of period	3,455,390	3.94

Vested at end of period	2,381,217	3.64

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

The following table summarizes RSU activity for the nine months ended September 30, 2025:

	For the
	Nine months ended
	September 30, 2025
	Number of	Weighted Average Grant Date Fair Value
	RSUs	per Share ($)
Outstanding at beginning of period	15,419	3.56
Granted	-	-
Forfeited	-	-
Vested	(9,168)	3.94
Unvested and Outstanding at end of period	6,251	3

The following table sets forth the total stock-based payment expenses resulting from options and RSUs granted, included in the statements of operation and comprehensive income:

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

Cost of revenues	(3)	23	-	6
Research and development	807	402	341	177
Sales and marketing expenses	297	151	95	56
General and administrative	1,464	924	478	298
Total expenses	2,565	1,500	914	537

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – REVENUES:

a.	Disaggregation of revenue:

(1)	During the second quarter of 2022, the Company completed the development of a customer-specific project for a Fortune 500 medical company customer (the “Client”) and moved from the project development phase to its production phase. Through March 30, 2025, the Company recognized development services revenues and costs that had been previously deferred based on the expected manufacturing term of the product, which the Company estimated originally at seven years. During the first quarter of 2025, due to the fact that the Company has not received a purchase order from the Client and does not expect to receive such order, the Company decided to fully derecognize the fulfilment asset and contract liability associated with the Client, in the amount of $957 thousand and $1,690 thousand, respectively.
(2)	During the nine months ended September 30, 2025, the Company recognized revenues from customization and development services in which the performance obligation is satisfied over time in the amount of $711 thousand.

b.	Contract fulfilment assets and Contract liabilities:

The Company’s contract fulfilment assets and contract liabilities as of September 30, 2025, and December 31, 2024, were as follows:

	September 30,	December 31,
	2025	2024
	USD in thousands
Contract fulfilment assets	-	1,017
Contract liabilities	240	2,075

Contract liabilities include deferred service and advance payments.

The change in contract fulfilment assets:

	September 30,	December 31,
	2025	2024
	USD in thousands
Balance at beginning of the period	1,017	1,256
Contract costs recognized during the period	(1,017)	(239)
Balance at end of the period	-	1,017

The change in contract liabilities:

	September 30,	December 31,
	2025	2024
	USD in thousands
Balance at beginning of the period	2,075	2,322
Deferred revenue relating to new sales	178	253
Revenue recognized during the period	(2,013)	(500)
Balance at end of the period	240	2,075

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of September 30, 2025, the total RPO amounted to approximately $14.2 million.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVENTORY:

Composed as follows:

	September 30,	December 31,
	2025	2024
	USD in thousands
Raw materials and supplies	-	172
Work in progress	-	19
Finished goods	-	12
	-	203

For the nine months ended September 30, 2025, the Company recognized an inventory impairment related to the Client in the amount of $203 thousand. See Note 6(a)(1).

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

As of September 30, 2025, we received IIA royalty-bearing grants totalling approximately NIS 515,000 (approximately US$130,000).

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

The table below summarizes the significant expense categories regularly reviewed by the chief operating decision maker, for the nine months and three months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	Unaudited
	USD in thousands

Revenues	2,576	2,660	149	1,292

Cost of Sales (*)	1,875	1,909	126	871

Research and Development expenses (*)	6,454	4,260	2,114	1,538

Sales and marketing (*)	1,305	656	486	292

General and Administrative expenses (*)	3,994	2,987	1,186	1,042

Other segment items:
Stock-based payments	2,565	1,500	914	537
Depreciation	88	92	30	28
Finance income, net	949	533	291	149

Net loss	(12,756)	(8,211)	(4,416)	(2,867)

(*)	Excluding stock-based payments and depreciation expenses.

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

Odysight solutions are already deployed in the aviation and medical sectors. Our customers include the Israeli Air Force, the Israeli Ministry of Defense, France-based Safran Aircraft Engines, a global international defense contractor, a leading Fortune 500 medical company as well as NASA, who came back to us for a repeat order. Historically, our revenue stream has been derived mainly from the medical sector. We have secured several contracts for our PdM and CBM systems with major government clients and defense and aviation companies and our backlog as of September 30, 2025 of approximately $14.2 million reflects mostly those contracts.

As we have not received a purchase order for 2025 from the Fortune 500 medical company customer and do not expect to receive such order, we decided, during the first quarter of 2025, to fully derecognize the fulfilment asset and contract liability associated with this customer.

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

Impact of the Ongoing War in Israel on Our Business

On October 7, 2023, the Hamas terrorist organization launched a series of deadly terror attacks on civilian and military targets skirting the Gaza Strip in the southern part of Israel and fired rockets on many of the communities in southern and central Israel. Following the attack, Israel’s security cabinet declared war and commenced a military campaign in Gaza against Hamas. Following the outbreak of the war, the Hezbollah terrorist organization regularly fired rockets into northern Israel and, in October 2024, Israel invaded southern Lebanon in response to these attacks. On November 27, 2024, Israel and Lebanon agreed to a ceasefire, the result of which is uncertain. During the course of the war, other terrorist organizations have fired rockets into Israel, such as various rebel militia groups in Syria and Iraq and the Houthi movement, which controls parts of Yemen. The Houthis movement has also attacked commercial shipping vessels in the Gulf of Aden and Red Sea. In addition, following two direct attacks by Iran on Israel in 2024 involving hundreds of drones and missiles, the two countries fought a 12-day war in June 2025 that was triggered by large-scale preemptive Israeli airstrikes on Iranian nuclear and military sites. Iran retaliated with significant ballistic missile and drone attacks on Israel, leading to direct U.S. military intervention against Iranian nuclear sites before a U.S.-brokered ceasefire was declared. As of October 9, 2025, Israel and Hamas entered into a ceasefire agreement calling for a permanent end of the war. However, there are no assurances that such as agreement will hold. While the conflict has created heightened security concerns, disruptions to business operations and economic instability, the ceasefire may contribute to improved regional stability. However, the security situation remains fluid, and any renewed military actions, restrictions, or government-imposed measures could adversely affect our operations, supply chains and financial condition.

The war has had significant economic, military and social consequences to Israel. To date the war has not had a material adverse effect on our business. While we have offices in Omer and Ramat Gan, Israel, neither of our sites is located near Israel’s relevant borders where the main impact of the war has been felt. Nevertheless, we have experienced some minor disruptions to our routine work, including some difficulties in traveling outside of Israel and occasional rocket fire on the municipalities where our offices are located, requiring our employees to take temporarily shelter for a few minutes at a time in on-site safe rooms. Pursuant to instructions from Israel’s Home Front Command, the Company’s offices were closed on certain days during the war with Iran. In addition, several of our executives and employees were called up to military reserve duty, including company officers such as our CEO, who until recent months was subject to military reserve duty a few days a month. We have taken various measures to mitigate the effects of the war, including adopting work-from-home measures, increased employee overtime and third-party outsourcing where needed, and reviewing our business continuity plan. In addition, with the backdrop of the ongoing conflict, some of our clients and potential clients have not prioritized conducting transactions with us, and the war may have caused some delays in their finalizing purchase orders. We do not believe that such delays have had a material impact on our business. The war has also increased negative sentiments regarding Israel and Israeli companies in the international community. For example, Israeli defense companies were initially banned from participating in prestigious industry conferences in France during 2024; however, both bans were later overturned by French courts and did not impact our participation in such conferences.

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

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months period ended September 30, 2025 and 2024, together with the changes in those items in dollars in thousands and as a percentage:

	Nine months ended September 30,
	2025	2024	% Change
Revenues	2,576	2,660	(3)%
Cost of Revenues	1,882	1,964	(4)%
Gross Profit	694	696	-
Research and development expenses	7,322	4,705	56%
Sales and marketing expense	1,604	806	99%
General and administrative expenses	5,473	3,929	39%
Operating Loss	(13,705)	(8,744)	57%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

Revenues for the nine months ended September 30, 2025 amounted to $2,576 thousand, compared to $2,660 thousand for the nine months ended September 30, 2024.

Revenues for the nine months ended September 30, 2025 were primarily comprised of:

-	full derecognition of the contract liability associated with the Fortune 500 medical company customer, in the amount of $1.7 million, as described in Note 6(a)(1) to our interim consolidated financial statements for the nine months ended September 30, 2025, and
-	$0.7 million in revenues from our vision-based platform solutions for PdM and CBM.

Revenues for the nine months ended September 30, 2024 were primarily comprised of:

-	$2.0 million in revenues from products sold to the Fortune 500 medical company customer, and
-	$0.6 million in revenues from our vision-based platform solutions for PdM and CBM.

Cost of Revenues

Cost of revenues is primarily comprised of cost of personnel, certain allocated expenses related to facilities, logistics and quality control.

Cost of revenues for the nine months ended September 30, 2025 was $1,882 thousand, a decrease of $82 thousand, or 4%, compared to cost of revenues of $1,964 thousand for the nine months ended September 30, 2024.

The decrease in cost of revenues is consistent with the decrease in revenues, as described above.

Gross Profit

Gross profit for the nine months ended September 30, 2025, was $694 thousand, a decrease of $2 thousand, compared to gross profit of $696 thousand for the nine months ended September 30, 2024.

The decrease in cost of revenues was due to the decrease in revenues partially offset by the decrease in cost of revenues, as described above.

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

Research and development expenses for the nine months ended September 30, 2025, were $7,322 thousand, an increase of $2,617 thousand, or 56%, compared to $4,705 thousand for the nine months ended September 30, 2024.

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

Sales and marketing expenses for the nine months ended September 30, 2025, were $1,604 thousand, an increase of $798 thousand, or 99%, compared to $806 thousand for the nine months ended September 30, 2024.

The increase in sales and marketing expenses was primarily driven by our enhanced selling and marketing activity, including efforts to penetrate new markets and verticals, and enhance product visibility. This led to higher payroll and related expenses associated with the recruitment of new employees and an increase in additional expenses resulting from the engagement of new marketing consultants.

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

General and administrative expenses for the nine months ended September 30, 2025, were $5,473 thousand, an increase of $1,544 thousand, or 39%, compared to $3,929 thousand for the nine months ended September 30, 2024.

The increase in general and administrative expenses was primarily due to:

-	an increase in payroll and related expenses due to the recruitment of new employees, including a CFO, and cash compensation bonuses paid to senior executives;
-	expenses related to our fund raising and uplisting to Nasdaq; and
-	an increase in stock-based compensation from new option grants.

Operating loss

We incurred an operating loss of $13,705 thousand for the nine months ended September 30, 2025, an increase of $4,961 thousand or 57%, compared to operating loss of $8,744 thousand for the nine months ended September 30, 2024.

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

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars in thousands):

	Nine months ended September 30,
	2025	2024
Cash used in Operating Activity	(9,821)	(5,522)
Cash provided by Investing Activity	269	7,962
Cash provided by Financing Activity	21,057	9,850

Operating Activities

During the nine months ended September 30, 2025, cash used in operating activities was $9.8 million, consisting of net loss of $12.8 million, partially offset by a favorable net change in operating assets and liabilities of $0.3 million and a non-cash benefit of $2.6 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in accounts receivable and a decrease in contract fulfilment assets, partially offset by outflows from changes in current and non-current contract liabilities.

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

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $0.3 million, consisting mainly of a withdrawal of short-term deposits.

During nine months ended September 30, 2024, net cash flows provided by investing activities was $8 million, consisting mainly of a withdrawal of short-term deposits.

Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities was $21.1 million, consisting of cash proceeds from issuance of shares, net of issuance costs and proceeds from options exercise.

During the nine months ended September 30, 2024, cash provided by financing activities was $9.9 million, consisting of cash proceeds from issuance of shares, net of issuance costs.

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months period ended September 30, 2025, and 2024, together with the changes in those items in dollars in thousands and as a percentage:

	Three months ended September 30,
	2025	2024	% Change
Revenues	149	1,292	(88)%
Cost of Revenues	126	887	(86)%
Gross Profit	23	405	(94)%
Research and development expenses	2,479	1,730	43%
Sales and marketing expense	580	347	67%
General and administrative expenses	1,671	1,344	24%
Operating Loss	(4,707)	(3,016)	56%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the three months ended September 30, 2025, we generated revenues of $149 thousand, a decrease of $1,143 thousand, or 88%, compared to $1,292 thousand for the three months ended September 30, 2024.

The decrease in revenues was primarily attributable to the decrease in revenues from the Fortune 500 medical company customer.

Cost of Revenues

Cost of revenues is primarily comprised of cost of personnel, certain allocated expenses related to facilities, logistics and quality control.

Cost of revenues for the three months ended September 30, 2025, was $126 thousand, a decrease of $761 thousand, or 86%, compared to cost of revenues of $887 thousand for the three months ended September 30, 2024.

The decrease in cost of revenues was mainly due to the decrease in revenues, as described above.

Gross Profit

Gross profit for the three months ended September 30, 2025, was $23 thousand, a decrease of $382 thousand, or 94%, as compared to the three months ended September 30, 2024.

The change in gross profit was due to both the decrease in revenues and the decrease in cost of revenues, as described above.

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

Research and development expenses for the three months ended September 30, 2025 were $2,479 thousand, an increase of $749 thousand, or 43%, compared to $1,730 thousand for the three months ended September 30, 2024.

The increase in research and development expenses was mainly due to the development of new products and the resulting increase in payroll and related expenses for new employees’ recruitment and an increase in stock-based compensation from new option grants.

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

Sales and marketing expenses for the three months ended September 30, 2025, were $580 thousand, an increase of $233 thousand, or 67%, compared to $347 thousand for the three months ended September 30, 2024.

The increase in sales and marketing expenses was primarily driven by our enhanced selling and marketing activity, including efforts to penetrate new markets and verticals and enhance product visibility. This led to higher payroll and related expenses associated with the recruitment of new employees and additional expenses resulting from the engagement of new marketing consultants.

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

General and administrative expenses for the three months ended September 30, 2025, were $1,671 thousand, an increase of $327 thousand, or 24% compared to $1,344 thousand for the three months ended September 30, 2024.

The increase in general and administrative expenses was primarily due to an increase in stock-based compensation from new option grants and an increase in professional services costs.

Operating loss

We incurred an operating loss of $4,707 thousand for the three months ended September 30, 2025, an increase of $1,691 thousand, or 56%, compared to operating loss of $3,016 thousand for the three months ended September 30, 2024.

The increase in operating loss was due to decreases in gross profit and increases in research and development expenses, sales and marketing expenses and general and administrative expenses, each as described above.

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

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars in thousands):

	Three months ended September 30,
	2025	2024
Cash used in Operating Activity	(3,418)	(2,199)
Cash used in Investing Activity	(11)	(8)
Cash provided by Financing Activity	1	9,850

Operating Activities

During the three months ended September 30, 2025, cash used in operating activities was $3.4 million, consisting of net loss of $4.4 million and a non-cash benefit of $1 million. Our non-cash benefit consisted primarily of non-cash charges of $0.9 million for stock-based compensation.

During the three months ended September 30, 2024, cash used in operating activities was $2.2 million, consisting of net loss of $2.9 million, a favorable net change in operating assets and liabilities of $0.1 million and a non-cash benefit of $0.5 million. Our non-cash benefit consisted primarily of non-cash charges of $0.5 million for stock-based compensation.

Investing Activities

For the three months ended September 30, 2025, net cash flows used in investing activities was $11 thousand, attributable to a purchase of property and equipment.

For the three months ended September 30, 2024, net cash flows provided by investing activities was $8 million, attributable to a purchase of property and equipment.

Financing Activities

For the three months ended September 30, 2025, net cash flows provided by financing activities was $1 thousand, consisting of proceeds from options exercise, partially offset by issuance expenses.

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

Our backlog as of September 30, 2025 was approximately $14.2 million compared to approximately $15.0 million as of December 31, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents and restricted cash of $29.8 million compared to cash and cash equivalents and restricted deposit of $18.5 million as of December 31, 2024. In addition, as of September 30, 2025, we incurred an accumulated deficit of $58.7 million compared to $46 million as of December 31, 2024.

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

Contractual Obligations and Commitments

Operating lease payments represent our commitment for future rent made leases for our offices in Israel and for vehicle leasing. The total future payments for our operating lease obligation as of September 30, 2025 were approximately $0.9 million. For additional details regarding our lease, see Note 3 to our interim consolidated financial statements for the nine months ended September 30, 2025.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the information set forth either in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 26, 2025, or in “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 13, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, we did not have any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Date: November 12, 2025	ODYSIGHT.AI INC

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
Odysight.ai Inc

	By:	/s/ Einav Brenner
	Name:	Einav Brenner
	Title:	Chief Financial Officer
Odysight.ai Inc

-31-