Form 10-K
period 2025-12-31
Odysight.ai Inc.
filed 2026-03-19
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-42497

ODYSIGHT.AI INC.

(Exact name of registrant as specified in its charter)

Nevada	47-4257143
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

12 Abba Hillel Silver RD, Sasson Hugi Tower

Ramat Gan 5250606, Israel

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $35 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 18, 2026, there were 16,359,410 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTRODUCTION

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to Odysight.ai Inc., a Nevada corporation, and its subsidiaries, including Odysight.ai Ltd., Odysight.Ai EU S.r.l., and D. VIEW Ltd., taken as a whole. All references to “common stock” and “share capital” refer to common stock and share capital of Odysight.ai Inc. Our historical results do not necessarily indicate our expected results for any future periods. Any discrepancies in any table between totals and sums of the amounts listed are due to rounding. Unless otherwise indicated, or the context otherwise requires, references in this Annual Report to financial and operational data for a particular year refer to the fiscal year of our Company ended December 31 of that year.

Non-GAAP Financial Measures and Key Business Metrics

We present our results of operations in a way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of our financial measures are not prepared in accordance with generally accepted accounting principles, or non-GAAP, under Securities and Exchange Commission, or the SEC, rules and regulations. For example, in this Annual Report on Form 10-K, we present backlog, which is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. Backlog is a non-GAAP financial measures that is presented for supplemental informational purposes only, and is not intended to be a substitute for any GAAP financial measures, including revenue or net income (loss), and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. In addition, this non-GAAP measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Therefore, this non-GAAP financial measure should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with U.S. GAAP. Where appropriate, reconciliations of our non-GAAP financial measure to the most comparable U.S. GAAP figures are included. For further discussion, see “Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics and Non-GAAP Financial Measures.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to scale up our operations, including market acceptance and large-scale adoption of our vision-based sensor products;

●	the amount and timing of future sales and our long and unpredictable sales cycles;

●	our ability to maintain product quality and performance at an acceptable cost and meet technical and quality specifications;

●	our ability to accurately estimate the future supply and demand for our solutions and changes to various factors in our supply chain;

●	the market for adoption of vision-based sensor technologies;

●	compliance with existing laws and regulations and regulatory developments in the United States, Israel, and other jurisdictions, including trade control laws, export authorizations and safety regulations;

●	our plans and ability to obtain, maintain, and protect intellectual property rights, including extensions of patent terms, and our ability to avoid infringing the intellectual property rights of others;

●	the need to hire additional personnel and our ability to attract and retain such personnel, including key members of our senior management;

●	our estimates regarding expenses, backlog, future revenue, capital requirements and need for additional financing;

●	our dependence on third parties, including suppliers and strategic partners;

●	our dependence on a limited number of customers for a substantial portion of our revenues and the impact if order volumes from existing or anticipated customers do not meet expectations;

●	our financial performance and history of operating losses;

●	the growth of regulatory requirements and incentives;

●	the incorporation of artificial intelligence, or AI, and machine learning, or ML, into our products;

●	risks related to product liability claims or product recalls;

●	cybersecurity risks and potential data security breaches;

●	the overall global economic environment and trade tensions, including the adoption or expansion of economic sanctions, tariffs or trade restrictions;

●	challenges and risks related to sales to government entities and highly regulated organizations;

●	the impact of competition and new technologies;

●	limitations and exclusivity provisions in our customer agreements and restrictions on the use of intellectual property;

●	our ability to ensure that our solutions interoperate with a variety of hardware and software platforms;

●	our plans to continue to invest in research and develop technology for new products;

●	our plans to potentially acquire complementary businesses;

●	the impact of future pandemics on our business and on the business of our customers;

●	fluctuations in foreign currency exchange rates;

●	security, political and economic instability in the Middle East that could harm our business, including due to the security situation in Israel and military conflicts with Iran and terrorist organizations; and

●	the increased expenses and requirements associated with being a listed public company on the Nasdaq Capital Market, or Nasdaq.

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

Part I

Item 1. Business

Our Company

We are a pioneer in the development, production and marketing of innovative visual monitoring artificial intelligence, or AI, solutions that deploy small visual sensors to monitor critical safety components in hard-to-reach locations and harsh environments, across various PdM, and CBM use cases applied both for the civil and defense sectors. We aim to be the industry benchmark for real-time, visual-based machine and infrastructure health monitoring and predictive maintenance analysis through AI and machine learning data analytics.

Our Mission

We aim to become the industry standard for real time, visual based, health monitoring using AI/ML data analytics.

Our Solutions

Our solutions stream visual information to our processing unit, an in-platform, high-performance AI/ML (machine learning) computer, allowing maintenance and operations teams, on the ground and during operations, visibility into areas that are inaccessible under normal operating conditions or where conditions are not suitable for continuous monitoring. The data, continuously collected and analyzed by our solution on our secured cloud, provides customers with real-time failure / anomaly detection, events and data recordings, interfacing with platform mission systems and providing real-time alerts and streaming video or images, all while training our algorithms for ongoing improved accuracy and prediction capabilities. Our customers benefit from increased safety, a reduction in downtime, a more efficient data driven operation, increased mission readiness and lower maintenance costs for their monitored platforms, using the prediction capabilities of our solution to efficiently plan maintenance work on monitored components.

Our solution aims to enhance safety and minimize costly downtime by enabling real-time visual analysis of any failure occurrences and to leverage advanced big data analytics to offer predictive insights throughout the entire system lifecycle. This includes efficient spare parts management and intelligent performance predictions, ensuring optimal system reliability and efficiency.

Our solutions are already deployed in the industrial, automotive and aviation sectors. Our customers include the Israeli Air Force, the Israeli Ministry of Defense, a global international defense contractor, NASA, and Israel Railways Ltd., as well as a leading European provider of elevator monitoring solutions. Historically, our revenue stream has been derived mainly from the medical sector.

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

Our core technologies include:

●	Vision-Based Sensor Technology: This innovative approach uses micro sensors to monitor and analyze system health condition in real-time, designed for hard-to-reach and harsh environments.

●	AI and Machine Learning: We employ sophisticated proprietary AI algorithms and models to predict potential hazards, optimize maintenance schedules and enhance operational efficiency.

●	High-Resolution Visualization: Our solution provides detailed visual data, enabling accurate detection and monitoring of issues such as liquid leaks, cracks, deformation and many other use cases.

●	Cloud-Based Analytics: The collected data is continuously analyzed on a secure cloud platform or “On Prem”, offering customers both raw data and processed insights for improved decision-making.

Our vision-based sensing technology provides solutions across diverse PdM and CBM markets, and in harsh conditions as demonstrated in a variety of environments, including outer space during NASA’s Robotic Refueling Mission, or RRM3.

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

Our System Architecture

Our specialized software collects, processes, detects, and records real time information from multiple sensors. The data is available in real-time through a user application or via our technician ground tool. Our modular integrated solution is comprised of a processing unit and multiple vision-based sensors that are integrated into hard-to-reach areas and monitoring safety critical components in real time. This open architecture supports both our full solution or integration with existing systems.

Our Business Model and Value Proposition

Our unique video-based sensors, embedded software and AI algorithms are currently being deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases. Our value proposition is based on providing actual condition of a platform in real-time, offering significant value through enhanced safety, efficiency and cost savings and transition from periodic maintenance to condition-based maintenance. Our data analytics provide predictive insights regarding an entire system life cycle, spare parts management and smart prediction of system performance. The operational, financial and quality benefits of using our solutions include the following:

Enhanced Safety. \Our solutions enhance worker safety without sacrificing productivity, while minimizing planned and unexpected downtime. This is made possible by early detection of potential failures, which can prevent accidents and help to ensure the aircraft operates within safe parameters. In addition, our technology can endure extreme environments and has wireless capability, features that allow maintenance teams to conduct monitoring and visual inspection remotely, with such continuous monitoring and real-time analysis on the ground and in-flight operations reducing the risk of unexpected malfunctions. Our smarter approach collects data by placing multiple cameras on or near the moving parts of machines, allowing workers to conduct remote monitoring to assess the condition of a component or machine without having to touch the mechanical parts themselves, eliminating potential hazards of being exposed to those parts, including extreme environmental conditions, rotating equipment and accidents while climbing ladders, among others.

Increased Efficiency and Mission Capability. Organizations are estimated to lower their machine failure rates significantly by using predictive maintenance programs. Conducting condition-based monitoring using technologies that can gather and distribute sensor data enables maintenance teams to obtain real-time data on the health of a mechanical system, providing automated and precise detection of issues that minimizes the time needed for manual and human visual inspections, and increases the mission capability of the platform. This provides enough forewarning to apply the appropriate maintenance tasks that will prevent failure. For example, our vision-based sensor reduces or replaces a significant part of the visual inspections required by maintenance teams in the aviation or transportation industries (i.e., checks for completeness, checks for existence, checks for proper installation, etc.), allowing technicians that oversee rotating and other equipment to conduct real-time monitoring of bearing malfunctions and deformations while the machine is in operation. Our technology can detect minuscule deformations that will eventually leave the bearings vulnerable to surface fatigue. AI algorithms can then forecast the estimated time of failure. This not only helps ensure that the bearings are replaced, when necessary, but also prevents collateral damage to nearby components, machines or systems that would occur should the bearings fail.

Cost Savings. Predictive maintenance is estimated to cut maintenance costs on average by 25 percent. These savings are on costs related to inventory management, the personnel needed to install replacement components and more. Under conventional maintenance programs, in cases of emergencies and unexpected machine breakdown, these costs can multiply. With the foresight predictive maintenance provides into the health of a machine, organizations can reduce the frequency of unexpected machine breakdowns and optimized maintenance schedules, extending the lifespan of aircraft components and lowering replacement costs. Using predictive maintenance in lieu of other maintenance approaches that rely on rigid maintenance scheduling also means that costs are saved on servicing and replacing machine components that are still in good working order.

Improved Accuracy and Reliability. As physical assets, machines are vulnerable to deterioration. Our vision-based system and analysis ensure consistent and objective detection of issues, reducing human error and enhancing the reliability of maintenance predictions and interventions. The data analytics we provide offer maintenance teams with insights that help machines perform optimally as long as possible. The analysis of machine data from our vision-based sensing solution and analytics will highlight the situations in which components fail or break down frequently. Maintenance teams can use this information to minimize breakdowns.

Reduced Downtime. Unexpected downtime is expensive and can be one of the largest money drains in Industry 4.0 organizations (as used in this Annual Report, Industry 4.0, or I4.0, refers to the integration of advanced technologies into manufacturing and industrial processes to create smart, interconnected systems for improved efficiency and productivity). For example, Siemens estimates that the world’s 500 largest companies lose almost $1.4 trillion annually through unplanned downtime, which is equivalent to approximately 11% of their revenues. Our solutions have been designed to eliminate unplanned downtime and allows maintenance teams to keep necessary, planned downtime to a minimum and at a more convenient, less disruptive schedule. This is a stark difference from other maintenance approaches, such as preventive maintenance, which can increase downtime by implementing either insufficient or excessive maintenance.

Advanced Training and Support. Real-time and historical visual information serve as powerful training tools for technicians, improving their skills and preparedness. Visual remote access capabilities allow for expert support and collaboration, even across different locations.

Our current business model is to identify customers interested in adding real-time visualization and analytics to their existing or new products. This model includes the initial kit sale including vision-based sensors, and processing unit with embedded software and basic set of algorithms. This strategy allows for immediate revenue generation from system sales, while also setting a base that we believe will allow us in the future to create a steady stream of recurring revenue from multi-year software subscriptions services when the warranty expires.

Our solution provides upsell opportunities including expanding algorithmic functionalities, additional applications, fleet management solutions and improved cloud management.

We have commercial agreements and purchase orders for hundreds of airborne systems of various original equipment manufacturers, or OEMs, in the aerospace industry, and have completed successful demonstration projects for various industrial users. We are in the process of developing additional applications for our vision-based sensing portfolio, which are anticipated to provide significant benefits to our customers.

Market Opportunity

We believe that our solutions have potential application across diverse industry verticals as it is a core technology. As the benefits of vision-based sensor technology become more widely accepted, we believe there are significant market opportunities available for our product offerings.

Based on industry reports and our estimates, the global predictive maintenance market was approximately $14 billion in 2025 and is projected to grow to approximately $82 billion by 2031, at a compound annual growth rate of approximately 34%. In the aerospace market alone, which includes commercial aviation, military rotorcraft, fixed wing aircraft and UAVs, we believe that our Aerospace TAM is currently more than $10 billion. We based our Aerospace TAM calculations on data from third-party industry and governmental sources regarding the total number of units that could utilize our vision-based sensor technology and on our estimates of an average selling price and extent of our market penetration. We believe the TAM for other verticals we are targeting such as Industry 4.0, transportation and energy eclipse that of aerospace.

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

Vision-based specialized sensors. Our solutions utilize high end device sensor technology coupled with software-defined products. With this combination, we develop new solutions for industry-specific requirements, constantly expanding our product offerings.

Compelling value proposition. We design our solutions to provide improved operating efficiency and safety, minimize maintenance costs, reduce downtime and extend operational life. In addition, our solution may be installed at the design stage as well as retrofit. Due to these advantages, we believe that our vision-based sensor solutions are appealing to customers seeking the benefits of condition based monitoring and predictive maintenance solutions in hard-to-reach locations and harsh environments.

Potential long-term growth driven by recurring subscription-based model. Currently, our revenues are derived mostly from sales of our solutions. As we expand the installed base of our solutions, we expect subscriptions for the continued support of our technology to become the foundation of our recurring revenue for sustainable growth over time.

Unique research and development capabilities and a robust intellectual property portfolio. We have invested in establishing strong research and development capabilities, including integrating hardware, software and algorithms to create an exceptional solution in a single optimized system. Our deep knowledge and intellectual property are protected by a broad patent portfolio, including 19 issued patents, 10 of which are in the U.S., and 63 pending patent applications, 25 of which are in the U.S. (including provisional patent applications), as of the date of this Annual Report. We believe our intellectual property and knowledge present a significant barrier to entry for our competitors.

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

Our Growth Strategy

We believe we are well-positioned as a pioneer of PdM and CBM vision-based sensor technology. Our significant growth opportunities are focused on the aerospace vertical where we have achieved sales to leading clientele, as well as expansion into the industrial and transportation verticals as part of Industry 4.0. We continue to apply our technology and solutions to a broad range of applications within both the civil and defense sectors.

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

Execute On Our Product Roadmap We continue to place a priority on innovation and product development to be competitive in our target markets over time to win new and expanded business opportunities. We believe the performance of our solutions, in conjunction with the flexibility of our software, will allow us to continue providing new solutions to our customers and further develop the use cases for our systems across various vertical markets.

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

Position Ourselves as Leading PdM and CBM Solution Provider in Aerospace and Expand to New Verticals. We continue to sign new commercial agreements in the aerospace vertical and believe our solution is highly relevant and provides additional value in many aerospace platforms. In addition, we are working to develop new vertical opportunities, including transportation, energy and other industries.

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

Sales and Marketing

We are focused on the aerospace vertical while we target Industry 4.0, transportation and energy markets where there is a growing need for our vision-based sensor technology. We are generating commercial revenues in aerospace, and advancing Industry 4.0 and transportation initiatives, from proof-of-concept and demos into commercial deliveries. At the same time, we have initiated market-entry activities in multiple geographies and continue to expand globally across aerospace and additional verticals as opportunities unfold.

We are implementing a comprehensive sales and marketing approach that encourages widespread adoption of our products. Our aim is to sell our solutions by targeting the Israeli home market, utilizing global platforms available in the U.S. and internationally. This involves addressing operators, OEMs, maintenance and repair organizations, and forming strategic partnerships with entities holding strong market positions that can benefit from our solution, providing them with immediate value and a technological edge, thereby accelerating our sales and global expansion. Our direct interaction with OEMs enables us to work with them from the design phase, providing for seamless integration of our solutions into their products. Our sales cycles vary from a few months to a few years, depending on the type and scale of engagement. Once a system is deployed, it may be utilized for several years.

To engage new customers, we employ various sales and marketing strategies. We employ several professional experienced sales managers in relevant fields of expertise, in addition to a team of consultants who assist us in targeting potential customers by analyzing global trends and designated geographical territories.

Our marketing efforts include, but are not limited to, the following:

●	engaging third-party companies and local consultants as territorial representatives in key markets to target leading companies in relevant industries;

●	initiating business engagements based on leads received through our marketing efforts or through active interaction with key industry influencers;

●	conducting proof of concept demonstrations with customers in various industries in order to evaluate the feasibility of integrating our solutions for monitoring their systems and to demonstrate the significant value proposition of our technology;

●	networking through personal contacts in the aerospace, defense, transportation, maritime and energy industries; and

●	participating in major aerospace, defense, vision technology, and other exhibitions, as well as Industry 4.0 specific events.

Currently, we have three major customers that are expected to generate a substantial portion of our forecasted revenue in the near term.

To date, Odysight.ai has made significant progress in deploying its advanced vision-based sensing and predictive maintenance technologies across multiple sectors, including defense, aerospace, transportation and industrial markets. The Company established strong partnerships and collaborations with prominent clients such as Elbit Systems, Israel Aerospace Industries, SIPAL S.P.A., Israel Railways and several major international defense contractors. Odysight.ai’s solutions have been integrated into a variety of high-profile platforms, including UAVs, helicopters (such as the UH-60 Blackhawk, SH-60 Seahawk, AH-64 Apache and AW139), and industrial systems like elevator belts and mine trucks. These efforts were marked by some substantial purchase orders – one exceeding $10 million – and successful pilot programs, validating the robustness, scalability and market relevance of Odysight.ai’s solutions.

The Company’s modular, AI-driven technology has enabled real-time monitoring, predictive analytics and proactive maintenance, improving operational safety, reducing downtime and optimizing maintenance costs for its clients. Odysight.ai has also transitioned from successful proof-of-concept trials to initial commercial rollouts in the industrial sector, notably with elevator belt monitoring systems, and expanded its reach into new geographies and applications, including railways and heavy vehicles. While Odysight.ai has demonstrated strong market momentum and technological validation, it also acknowledges the potential risk of revenue decline if order volumes from new and existing customers do not meet expectations, which could necessitate cost-cutting measures in the near term. Overall, the Company’s recent milestones underscore its growing impact on predictive maintenance across diverse industries and its readiness to scale globally.

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

Manufacturing and Supply

We rely on a combination of in-house and outsourced manufacturing for the assembly of our vision-based sensor products. We assemble the miniature sensors used in our PHM and CBM solutions at our Omer facility, while the processing units and handheld devices are produced by third-party manufacturers. The integration into complete systems is conducted in our facilities.

Most of the components and parts we use in our manufacturing operations are available from more than one source. However, we obtain certain components from single source suppliers. In the event of an extended failure of one or more of these suppliers, it is possible that we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes. Any inability or delay in finding a suitable replacement supplier or suppliers could negatively affect our business, financial condition, results of operations and reputation. However, we perform periodic supply chain risk analysis and seek to procure required components to enable consistency in production of our solutions.

Our facility in Omer holds the following certifications: ISO 9001, AS9100, ISO14001, ISO13485, IPC-A-610, and IPC-7711/7721.

Research and Development

Our research and development activities are conducted internally by a team of 29 research and development staff based in Israel. Our development strategy is to identify features and products for the hardware and software that enhance and improve the performance of our solutions for our customers. The focus of our R&D team is to provide technological innovation and associated intellectual property that expands the value proposition of our vision-based sensor solutions.

Our research and development efforts focused on the following core areas:

●	Technology Adaptation: Repurposing proven micro-visualization technology for high-stakes aerospace and industrial applications.
●	Edge AI Integration: Developing specialized AI models that process high-resolution visual data directly at the edge, enabling the detection of subtle physical anomalies before they result in malfunction or failure.
●	Extreme Environment Resilience: Engineering sensors and algorithms capable of operating reliably in harsh environments.
●	Dual-Use Capabilities: Designing systems that can be retrofitted onto existing legacy platforms or integrated into new platforms from the outset, providing a significant advantage over traditional vibration- or acoustic-based sensors.
●	Cloud-Based Analytics: Continuously analyzing collected data through a secure cloud-based or on-premises platform, providing customers with both raw data and processed insights to support better decision-making.

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

As of March 18, 2026, our patent portfolio included 19 issued patents, nine of which are in the U.S., one allowed patent application in the U.S., and 63 pending patent applications, 25 of which are in the U.S. (including provisional patent applications, not including PCT applications). The issued U.S. patents are expected to expire between 2030 and 2042, in each case taking into account awarded patent term adjustments and extensions, and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have a total of 24 patent families, 19 of which are in the predictive maintenance field and five are related to imaging technology.

In January 2022, we entered into a patent cross-licensing arrangement with Japan-based Sumita Optical Glass, Inc., or Sumita, a specialty optical fiber technology company, pursuant to which we granted Sumita a non-exclusive license to one of our imaging patent families in return for payment of royalties and a grant-back license to Odysight.ai of Sumita’s patents and patent applications related to fiber optics illumination. To date, only an immaterial amount of royalties has accrued.

We often initially submit applications to the United States Patent and Trademark Office, or USPTO, as provisional patent applications. We sometimes continue by filing non-provisional patent applications under the Patent Cooperation Treaty, or the PCT, which is an international patent law treaty that provides a unified procedure for filing a single initial patent application to later seek patent protection for an invention in any number of the member states of the PCT. Although a PCT application does not itself issue as a patent, it acts as a placeholder allowing the applicant to seek protection in any of the member states through national-phase applications. In other cases, we file national applications claiming priority under the Paris Convention from the provisional patent applications.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products and services with the same functionality as our products. Policing unauthorized use of our technology is difficult. Our competitors could also independently develop technologies like ours, and our intellectual property rights may not be broad enough or early enough for us to prevent competitors from selling products and services incorporating those technologies. For more information regarding the risks relating to intellectual property, see “Item 1.A — Risk Factors — Risks Related to our Intellectual Property.”

Government Regulation

We are subject to a variety of laws, regulations and licensing requirements of U.S. federal, state, and local authorities, as well as those of Israel and other countries in which we operate. We are also required to obtain various licenses and permits from such authorities in connection with the operation of our business.

We manufacture and sell solutions that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where we develop, manufacture, and assemble our products, as well as the locations where we sell our products. Among other things, certain applicable laws and regulations require or may in the future require the submission of annual reports to certain governmental agencies certifying that such products comply with applicable performance standards, the maintenance of manufacturing, testing and distribution records, and the reporting of certain product defects to such regulatory agencies or consumers. If our products fail to comply with applicable regulations, we and/or our products could be subjected to a variety of enforcement actions or sanctions, such as product recalls, repairs or replacements, warning letters, untitled letters, safety alerts, injunctions, import alerts, administrative product detentions or seizures, or civil penalties. The occurrence of any of the foregoing could harm our business, results of operations, and financial condition.

Since we plan to operate on a global basis, we will be required to continually monitor applicable laws and regulations and engage in an ongoing compliance process to ensure that we and our suppliers are in compliance with existing laws and regulations, even as they change over time. If there is an unanticipated or onerous new law or regulation that significantly impacts our use of various components or requires more expensive components, such law or regulation could materially adversely affect our business, results of operations, and financial condition.

In addition, some of our customers may require that we comply with unique requirements specific to their operations. For example, there exist U.S. Federal Aviation Administration and International Civil Aviation Organization requirements for certain airplane models to be subject to CE certification, a regulatory standard that verifies certain products are safe for sale and use in much of Europe. These and other requirements are applicable to our solutions in various jurisdictions across the globe.

We are subject to a number of laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, competition and other subjects. Many of the laws and regulations to which we are subject are still evolving and are being tested in courts, and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.

As we expand our operations internationally, we expect to be subject to other laws and regulations governing our international operations, including regulations administered by the governments of Israel, the U.S. and the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as trade control laws. Failure to comply with anti-corruption laws and trade control laws could subject us to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and to legal expenses.

Grants from the Israel Innovation Authority

On May 21, 2023, we were awarded a grant by the Israel Innovation Authority, or the IIA. The purpose of this grant is to support our production capabilities. Subject to our successfully achieving all predetermined milestones, the maximum grant amount that can be received is NIS 1 million (approximately $ 277,777 using the NIS-dollar exchange rate at the time of grant).

As of December 31, 2024, we received IIA royalty-bearing grants totaling approximately NIS 515,000 (approximately $130,000 at that time).

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

We may, in the future, apply to receive additional grants from the IIA. However, we cannot predict whether we will receive any future grants, or the amounts or the terms and conditions of any such grants.

In addition, as a result of certain agreements between Xylo Technologies Ltd. (formerly Medigus Ltd.), or Xylo Technologies, and Odysight.ai Ltd., the IIA approved a transfer of IIA know-how developed by Xylo Technologies in the framework of the Bio Medical Photonic Consortium, or the Xylo Technologies Consortium. Accordingly, all rights and obligations with regard to the IIA under the Israeli Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, or the Innovation Law, in connection with such know-how, now apply to us. The rights and obligations within the framework of our activity in the Xylo Technologies Consortium continue to apply to us notwithstanding the termination of the Xylo Technologies Consortium and include, among other things, the following:

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

As of the date of this Annual Report, we have three officers, which consist of a Chief Executive Officer, Chief Financial Officer and Chief Business Officer, all of whom are engaged on a full-time basis. As of the date of this Annual Report, we had 52 employees in full or part-time capacities. While most of our employees are all located in Israel, we also have employees in the U.S.

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

On December 1, 2019, we consummated a certain Amended and Restated Asset Transfer Agreement with Xylo Technologies, which transferred and assigned certain assets and intellectual property rights related to its miniaturized imaging business. On May 18, 2020, we entered into a certain Side Letter Agreement with Xylo Technologies, whereby the parties agreed to amend certain terms of the Amended and Restated Asset Transfer Agreement and related documents.

On April 20, 2020, we entered into an Amended and Restated Intercompany Services Agreement with Xylo Technologies, which effectively amended and restated an intercompany services agreement dated May 30, 2019.

On June 5, 2023, we changed our name to Odysight.ai Inc. In addition, our trading symbol on the OTCQB was changed from “SCTC” to “ODYS”, effective as of February 13, 2024.

On February 28, 2024, we formed D. VIEW Ltd., a private company organized under the laws of the State of Israel and a wholly-owned subsidiary of Odysight.ai Inc., to act as a local agent for the defense market in Israel.

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

Risk Factor Summary

Investing in our securities involves substantial risk. The risks described under the heading “Risk Factors” immediately following this summary may cause us to not realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges include the following:

●	We have a limited operating history and may not be able to successfully operate our business or execute our business plan.

●	We have a history of losses and anticipate that we will continue to incur significant losses for the foreseeable future.

●	We expect that we will need to raise additional capital before we can expect to become profitable from sales of our solutions. This additional capital may not be available on acceptable terms, or at all. Failure to obtain the necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

●	It is difficult to forecast our future performance, which may cause our financial results to fluctuate unpredictably.

●	Backlog may not be realized or may not result in revenue or profit.

●	Our sales cycles are long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to predict when, if at all, we will obtain new customers and when we will generate revenue from those customers.

●	Our future growth and success are highly dependent upon large-scale adoption of our solutions in the markets in which we compete.

●	If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with business targets and third parties to perform these services, we may not be successful in commercializing our products and technology.

●	Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

●	An agreement with one of our customers includes exclusivity provisions, and other agreements include limitations on our ability to sell products to other customers, and restrictions on the use of intellectual property. Such limitations may prevent us from selling certain products to third parties without prior consent of the customers, and may limit our ability to use certain elements of intellectual property developed by funds received under these agreements.

●	If we are unable to ensure that our solutions interoperate with a variety of hardware and software platforms that are developed by others, including our partners, we may become less competitive and our business may be harmed.

●	If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to grow our company, we may not be able to produce, market, service and sell our solutions successfully.

●	We incorporate artificial intelligence, or AI, and machine learning, or ML, into some of our products. This technology is new and developing and may present both compliance and reputational risks.

●	Failure to make competitive technological advances will put us at a disadvantage and may lead to negative operational and financial outcomes.

●	We have three customers that account for a substantial portion of our revenues, and the results of our operations could be harmed were we to lose these customers or receive lower than expected purchase orders.

●	Our reliance on third-party suppliers for most of the components of our products could harm our ability to meet demand for our products in a timely and cost-effective manner.

●	We may not be able to manage our strategic partners effectively.

●	We face competition from providers of sensing, PdM and CBM solutions. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer, and we may never be profitable.

●	Our inability to retain key members of our senior management could impair our future success.

●	The estimates and forecasts of market opportunity and market growth included in this Annual Report may prove to be inaccurate, and we cannot assure you our business will grow at similar rates, or at all, or that we will be able to address, fully or at all, the markets we believe represent our market opportunity.

●	Adverse conditions in the aerospace, industrial, transportation and energy markets or the global economy more generally could have adverse effects on our results of operations.

●	Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost or if we incur significant losses, increased costs or harm to our reputation or brand as a result of product liability claims or product recalls.

●	We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various countries concerning the manufacturing, use, distribution and sale of our vision-based sensor products. Some of our customers also require that we comply with other unique requirements relating to these matters.

●	We and our third-party vendors face cybersecurity risks and may incur increasing costs in an effort to mitigate those risks, and if we fail to prevent data security breaches, there may be damage to our reputation, material financial penalties and legal liability, which would materially adversely affect our business, results of operations and financial condition.

●	If we are unable to obtain, maintain and protect effective intellectual property rights for our products, we may not be able to compete effectively in our markets.

●	Intellectual property rights of third parties could adversely affect our ability to commercialize our products, and we might be required to litigate or obtain licenses from third parties in order to develop or market our products. Such litigation or licenses could be costly or not available on commercially reasonable terms.

●	The market price of our shares of common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose all or part of your investment.

●	Sales of a substantial number of our shares of common stock in the public market by our existing shareholders could cause our share price to fall.

●	If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

●	There can be no assurances that our common stock will not be subject to delisting if we do not continue to maintain the listing requirements of Nasdaq.

●	Our headquarters and other significant operations are located in Israel and therefore, our business, results of operation and financial condition may be adversely affected by political, economic and military instability in Israel.

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

We have incurred net losses nearly every year since our inception and every year since 2021, when we began pursuing our current business that is focused on the PdM and CBM markets. We have incurred an accumulated deficit of approximately $63 million as of December 31, 2025. For the years ended December 31, 2025 and 2024, we had net losses of $17 million and $11.8 million, respectively.

We have devoted substantially all of our financial resources to the development of our solutions. We have financed our operations primarily through the issuance of equity securities. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity and ramp up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Failure to become profitable would materially and adversely affect the value of your investment. The amount of our future net losses will depend, in part, on the rate of penetration in the markets we are targeting, the rate of our future expenditures and our continued ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We anticipate that our expenses will increase substantially if and as we:

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

We expect that we will need to raise additional capital before we can expect to become profitable from sales of our solutions. This additional capital may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Based on our current business plan, we believe our current cash and cash equivalents and anticipated cash flow from operations, will be sufficient to meet our anticipated cash requirements over at least the next 12 months from the date of this Annual Report. We nevertheless expect that we will need to raise additional capital before we can expect to become profitable from sales of our solutions and may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares of common stock to decline.

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

During 2024 and 2025, we had three customers that accounted for approximately 98% of our revenues in the aggregate. A lack of a sufficient orders from new and existing customers may lead to a significant decrease in our revenues in the near term, which in turn could result in us engaging in certain cost-cutting measures. Furthermore, because of our short commercial operating history, and because the market for our products may rapidly evolve, it is hard for us to predict our future performance. Therefore, it may be difficult to evaluate our business and prospects and any predictions about our future performance may not be accurate.

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

Our future growth and success are highly dependent upon large-scale adoption of our solutions in the markets in which we compete.

While we are establishing ourselves as a leading vision-based sensor technology company, our future growth depends upon large-scale adoption of our solutions. Although we anticipate continued market penetration for our solutions, there is no guarantee of such future demand, or that our products will remain competitive. If our technology and products or any future product that we may develop does not achieve an adequate level of acceptance, or does not garner significant commercial appeal, we may not generate significant revenue and may not become profitable. The degree of market acceptance will depend on a number of factors, including:

●	the cost, safety, efficacy/performance, perceived value and convenience of our technology and any current or future product that we may develop;

●	the ability of third parties to enter into relationships with us;

●	the effectiveness of our sales and marketing efforts;

●	the strength of marketing and distribution support for, and timing of market introduction of competing technology and products;

●	government regulations and economic incentives;

●	our ability to scale up our operations to meet anticipated demand; and

●	publicity concerning our technology or products or competing technology and products.

Our efforts to penetrate industries and educate the marketplace regarding the benefits of our vision-based sensory technology, and reasons to seek the commissioning of products based on our technology, may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional sensing technologies, and these resources may not be available to us.

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

We sell to governmental agency customers, as well as to customers in highly regulated industries such as defense. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding reductions or delays, which may adversely affect public sector demand for our products and services. Government contracting requirements may change and restrict our ability to sell into the government sector. Government demand and payment for our solutions is affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products.

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

A commercial agreements with one of our customers includes exclusivity provisions affecting our ability to sell the underlying product to third parties in the same segment, while certain other commercial agreements, with the Israeli Ministry of Defense for example, include restrictions on the sale of the products developed under these agreements, and limitations on the use of certain elements of intellectual property. Such agreements may also require payment of royalties to the Ministry of Defense in the event of sale of such products to third parties.

We believe that such exclusivity provisions and limitations promote trust with our customers and help facilitate the penetration of innovative new products and solutions. Such undertakings are typically limited to specific products or components, apply only in specific segments, and are limited in their duration. Such exclusivity provisions and limitations, however, may affect our ability to sell these products to third parties in the restricted markets or utilizing intellectual property developed under such agreements, which could slow or prevent our future growth.

If we are unable to ensure that our solutions interoperate with a variety of hardware and software platforms that are developed by others, including our partners, we may become less competitive and our business may be harmed.

Our solutions must integrate with a variety of hardware and software platforms, and we need to continuously modify and enhance our solutions to adapt to changes in hardware and software technologies. Third-party services and products are constantly evolving, and we may not be able to modify our solutions to assure their compatibility with that of other third parties as they continue to develop or emerge in the future, or we may not be able to make such modifications in a timely and cost-effective manner. In addition, some of our competitors may be able to disrupt the operations or compatibility of our solutions with their products or services, or exert strong business influence on our ability to, and terms on which we operate our solutions. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our solutions or gives preferential treatment to our competitors or to competitive products, whether to enhance their competitive position or for any other reason, the interoperability of our solutions with these products could decrease, and our business, results of operations and financial condition would be harmed. If we are not permitted or are unable to integrate with these or with other third-party applications in the future, our business, results of operations and financial condition would be harmed.

If we fail to scale our business operations or otherwise manage our future growth effectively as we attempt to grow our company, we may not be able to produce, market, service and sell our solutions successfully.

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

Furthermore, we have no experience to date in high-volume manufacturing of our products and we cannot assure that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our solutions as our operations expand. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.

We incorporate artificial intelligence, or AI, and machine learning, or ML, into some of our products. This technology is new and developing and may present both compliance and reputational risks.

We rely on AI and machine learning in the operation of some our vision-based sensing products. The AI models that we use are trained using various data sets. If our AI models are incorrectly designed or implemented or do not receive pictures or visual data, they may produce inaccurate or unreliable results, negatively impacting the performance and reliability of our solutions. The effectiveness of our AI models depends on the quality and completeness of the data used for training. If the data is incomplete, inadequate, or biased, it could lead to suboptimal model performance, impairing the functionality of our solutions. Any malfunction or unexpected behavior in our AI-driven systems could disrupt our operations, leading to increased downtime and higher maintenance costs for our customers, and potential loss of revenue. Additionally, failures in the performance of our AI models could damage our reputation, erode customer trust, and result in loss of business and negative publicity.

Failure to make competitive technological advances will put us at a disadvantage and may lead to negative operational and financial outcomes.

Continuing technological changes in the market for our solutions could make our products less competitive or obsolete, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our existing product and service offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which it offers products. Delays in introducing solutions and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to purchase our competitors’ products. If we are unable to devote adequate resources to develop new products or cannot otherwise successfully develop new products or enhancements that meet customer requirements on a timely basis, our products may no longer be as marketable as compared to competitors and we could lose a substantial portion of our market share in those products, resulting in a potential decline in our revenue and greater operating losses.

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

We have three customers that account for a substantial portion of our revenues, and the results of our operations could be harmed were we to lose these customers or receive lower than expected purchase orders.

During 2024 and 2025, we had three customers that accounted for approximately 98% of our revenues in the aggregate. A lack of a sufficient orders from new and existing customers may lead to a significant decrease in our revenues in the near term, which in turn could result in us engaging in certain cost-cutting measures. In addition, if we lose this or any of our other customers or we receive lower than expected purchase orders, our revenues would decline significantly, and our business would be harmed.

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

Most of the components and parts we use in our manufacturing operations are available from more than one source. However, we obtain certain components from single source suppliers. In the event of an extended failure of one or more of these suppliers, it is possible that we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes. Any inability or delay in finding a suitable replacement supplier or suppliers could negatively affect our business, financial condition, results of operations and reputation. However, we perform periodic supply chain risk analysis and seek to procure required components to enable consistency in production of our solutions.

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

We have entered into, and we may continue to enter into, strategic alliances with third parties to gain access to new and innovative technologies and markets. These parties are often large, established companies. Negotiation of and performance under these arrangements involves significant time and expense, and we may not have sufficient resources to devote to our strategic alliances, particularly those with companies that have significantly greater financial and other resources than we do. The anticipated benefits of these arrangements may never materialize and performing under these arrangements may adversely affect our results of operations.

Failure to manage our current partners effectively or enter into new strategic alliances may affect our success in executing our business plan and may adversely affect our business, financial condition, and results of operation. We may not realize the anticipated benefits of any or all partnerships or may not realize them in the time frame expected.

We face competition from providers of sensing, PdM and CBM solutions. If we cannot successfully compete with new or existing technologies or future developed products, our marketing and sales will suffer, and we may never be profitable.

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

We compete primarily on the basis of product range, product features, industry certifications, reliability, brand, reputation, and service and support. We believe we have a competitive advantage as the sole company we are aware of that is developing and marketing vision-based sensing which target PdM and CBM applications, providing comprehensive solutions as well as superior products for vision systems across a broad range of markets, applications and geographies. However, we expect our competitors to continue to develop and introduce new products and to enhance their existing products, which could cause a decline in demand for our products. Our competitors may also improve their manufacturing processes or expand their manufacturing capacity, which could make it more difficult or expensive for us to compete successfully. In addition, our competitors could enter into exclusive arrangements with our existing or potential customers or suppliers, which could limit our ability, or make it significantly more expensive, to produce our products or to generate sales.

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

Our future success depends substantially on the continued services of our executive officers and certain other key employees, including, but not limited to, Yehu Ofer, our Chief Executive Officer, Einav Brenner, our Chief Financial Officer, and Eilam Sagi, our Chief Business Officer. If one or more of our executive officers were unable or unwilling to continue in their present position, we might not be able to replace them easily or at all. In addition, if any of our executive officers joins a competitor or forms a competing company, we may lose experience, know-how, key professionals and staff members as well as business partners. Some of these executive officers could develop vision-based sensor technologies that could compete with and take customers and market share away from us. Should we lose the services of any member of our senior management team or key personnel, replacing such personnel could involve a prolonged search, diverting management time and attention, and we may not be able to locate and hire a qualified replacement. We do not carry key-man insurance to mitigate the financial effect of losing the services of any member of our management team.

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

If a significant portion of our employees leave us, we might fail to effectively manage a transition to new personnel, or, if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition and results of operations could be adversely affected.

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

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by geopolitical events, including the ongoing conflicts in the Middle East and between Russia and Ukraine.

Our business is affected by the economic health of the global economy. If the conditions in the global economy remain uncertain or continue to be volatile, or if they deteriorate, including as a result of the impact of military conflicts, such as the war between Russia and Ukraine and ongoing conflicts in the Middle East, terrorism or other geopolitical events, our business, operating results and financial condition may be adversely affected. Furthermore, governments in the United States, United Kingdom, European Union and Australia, among others, have each imposed export controls on certain products and/or financial and economic sanctions relating to Russia, including on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we believe some shortages in materials, increased costs for raw material and other supply chain issues are at least partially attributable to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to military conflicts, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, additional supply disruptions, lower consumer demand and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described herein under “Risk Factors.”

International operations will expose us to additional market and operational risks, and failure to manage these risks may adversely affect our business and operating results.

In the future, we expect to derive a substantial percentage of our sales from international markets. Accordingly, we expect to face significant operational risks from doing business internationally, including:

●	fluctuations in foreign currency exchange rates;

●	potentially longer sales and payment cycles;

●	potentially greater difficulties in collecting accounts receivable;

●	potentially adverse tax consequences;

●	reduced protection of intellectual property rights in certain countries, particularly in Asia and South America;

●	difficulties in staffing and managing foreign operations, including cultural differences between countries and language barriers;

●	laws and business practices favoring local competition;

●	costs and difficulties of customizing products for foreign countries;

●	compliance with a wide variety of complex foreign laws, treaties and regulations;

●	a worldwide health crisis, such as a pandemic, which may cause us, third-party vendors and manufacturers and/or customers to temporarily suspend our or their respective operations in the affected city or country;

●	tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets; and

●	being subject to the laws, regulations and the court systems of many jurisdictions.

Further, international trade conflicts could have negative consequences on the demand for our products and services outside of Israel. Other risks of doing business internationally include political and economic instability in the countries of our customers and suppliers, changes in diplomatic and trade relationships, and increasing instances of terrorism worldwide. Some of these risks may be affected by Israel’s overall economic, political and military situation. See “Item 1A. Risk Factors – Risks Related to our Operations in Israel – Our headquarters and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel” for further information.

Our failure to manage the market and operational risks associated with our international operations effectively could limit the future growth of our business and materially adversely affect our results of operations.

Trade tariffs, including those implemented by the U.S., may increase the costs of importing our products and increase our supply chain costs, which could potentially reduce profit margins and affect our competitive position.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade.

Since 2025, the U.S. government has imposed, or is currently considering imposing, tariffs on certain products and trade partners, including Israel. On February 20, 2026, the Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize a U.S. President to impose tariffs during peacetime national emergencies and that the challenge to the legality of the tariffs imposed under IEEPA (the “incremental tariffs”) was within the exclusive jurisdiction of the U.S. Court of International Trade. In response to this ruling, the U.S. President signed a proclamation imposing a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026, and subsequently increased these tariffs to 15% on February 21, 2026. Section 122 tariffs are subject to a 150-day statutory limit unless extended by Congress. In addition, the Office of the U.S. Trade Representative has announced it will initiate new Section 301 investigations into trading partners’ unfair practices, which could result in additional tariffs.

Our current products are manufactured outside the United States, and, as a result, the trade tariffs, including those implemented by the U.S., may increase the costs associated with importing our finished products. Although we believe that such tariffs will not have a material impact on our business operations, the additional cost on goods imported to the U.S. as a result of the tariffs could directly affect our profit margins when borne by us, or, when borne by our U.S. customers, could effectively lead to a higher purchase price for our customers. Such an increase may drive our customers to seek local alternatives that do not carry the tariff burden, potentially decreasing the demand for our products and affecting our market share. Additionally, the U.S. trade tariffs may increase our supply chain costs, including the cost of components sourced from our suppliers in various countries due to abrupt supply and demand shifts. As a result of the consequences of this tariff policy, we may need to obtain components from other sources or third parties. Furthermore, the uncertainty and volatility introduced by these tariffs complicate decision making, planning and forecasting for our customers as well as for us, making it more difficult to predict future costs and financial outcomes accurately. The potential for further U.S. tariff changes and retaliatory tariffs or other actions by affected countries, and the increased volatility in global financial markets that could result, may exacerbate these challenges, making it difficult for us to predict future costs and financial outcomes accurately. Any of these factors may reduce our profit margins and affect our competitive position.

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. In July 2025, legislation commonly known as the One Big Beautiful Bill Act (OBBBA) was signed into law, which enacts significant changes to U.S tax and related laws, including but not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense to thirty percent of EBITDA and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development, have proposed implementing changes to existing tax laws. Any of these developments or changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

Adverse conditions in the aerospace, industrial, transportation and energy markets or the global economy more generally could have adverse effects on our results of operations.

While we make strategic planning decisions based on the assumption that the aerospace, industrial, transportation and energy markets that we are targeting will grow, our business is dependent, in large part on, and directly affected by business cycles and other factors affecting the aerospace, industrial, transportation and energy markets and the global economy generally. Aerospace and transportation in particular are highly cyclical markets and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements and political volatility, especially in energy-producing countries and growth markets. In addition, our production and sales are affected by our customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors. Any significant adverse change in any of these factors may result in a reduction in sales of our solutions and could have a material adverse effect on our business, results of operations, and financial condition.

General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the United States or internationally, including as a result of a pandemic, the ongoing Russia-Ukraine military conflict or conflicts in the Middle East, could adversely affect demand for our solutions and make it difficult to accurately forecast and plan our future business activities.

Global markets have in recent years experienced volatility and disruption due to interest rate and inflation increases as well as the continued escalation of geopolitical tensions. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued inflationary pressures. We may find that we need to give higher than normal raises to employees or to start new employees at higher wage and/or benefit rates, while being unable to price the higher costs through to customers.

Risks Related to Regulation

Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost, or if we incur significant losses, increased costs or harm to our reputation or brand as a result of product liability claims or product recalls.

In order to maintain and increase our net sales and reach and sustain profitable operations, we must produce high-quality products on a large-scale basis at acceptable manufacturing costs and yields. If we are unable to maintain the quality and performance of our solutions at acceptable costs, our brand, the market acceptance of our products and our results of operations would suffer. As we regularly modify our product lines and introduce changes to our manufacturing processes or incorporate new raw materials, we may encounter unanticipated issues with product quality or production delays. Regulatory, safety or reliability developments, many of which may be outside of our control, could also cause delays or otherwise impair commercial adoption of our products, which would adversely affect our growth. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified only after a product has been introduced and sold.

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

We develop, manufacture and sell a vision-based sensor solution that contains electronic components, and such components may contain materials that are subject to government regulation in both the locations where we develop, manufacture and assemble our products, as well as the locations where we sell our products. Among other things, certain applicable laws and regulations require or may in the future require the submission of annual reports to certain governmental agencies certifying that such products comply with applicable performance standards, the maintenance of manufacturing, testing and distribution records, and the reporting of certain product defects to such regulatory agencies or consumers. If our products fail to comply with applicable regulations, we and/or our products could be subjected to a variety of enforcement actions or sanctions, such as product recalls, repairs or replacements, warning letters, untitled letters, safety alerts, injunctions, import alerts, administrative product detentions or seizures, or civil penalties. The occurrence of any of the foregoing could harm our business, results of operations and financial condition.

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

In addition, some of our customers may require that we comply with unique requirements specific to their operations. For example, there exist U.S. Federal Aviation Administration and International Civil Aviation Organization requirements for certain airplane models to be subject to CE certification, a regulatory standard that verifies certain products are safe for sale and use in much of Europe. These and other requirements are applicable for our solutions in various jurisdictions across the globe.

Our business may be adversely affected by changes in aerospace and transportation safety regulations or concerns that drive further regulation of the aerospace and transportation safety market.

Government safety regulations are an important factor for our business. Historically, these regulations have imposed ever-more stringent safety regulations for the aerospace and transportation industries. These safety regulations often require, or customers may demand, more safety features for relevant products being sold in such industries.

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

U.S. and international regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive and aeronautic industry. As the mechanical components that carry our products go into production, we may become subject to stringent requirements, including a duty to report safety defects with our products, subject to strict timing requirements. Such rules and regulations may impose potentially significant civil penalties for violations, including the failure to comply with such reporting actions. If we cannot rapidly address any safety concerns or defects with our products, our business, results of operations and financial condition may be adversely affected.

We may be prohibited from selling our solutions in certain countries if we are unable to obtain Israeli authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business.

As we expand our operations internationally, we may be prohibited from selling our solutions in certain countries if we are unable to obtain certain governmental authorizations required to comply with Israeli laws regulating the export of our products from Israel. The export regulations and the governing policies applicable to our business are subject to change. In some cases, explicit authorization from the Israeli government may be needed to export our products. We cannot provide assurance that such export authorizations will be available in the future for our solutions. If and when our operations expand into other markets, we may have to comply with other governments’ regulations regarding the export of our products. Non-compliance with applicable export regulations could potentially expose us to fines, penalties and sanctions. If we cannot obtain required government approvals under applicable regulations, we may not be able to sell our solution in certain international jurisdictions, which could adversely affect our financial condition and results of operations.

If we fail to comply with anti-bribery, anti-corruption and anti-money laundering laws, we could be subject to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, to Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 5737-1977 and the Israeli Prohibition on Money Laundering Law, 5760-2000, collectively, the Israeli Anti-Corruption Laws, and to other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, the Israeli Anti-Corruption Laws and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. In addition, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot provide complete assurance that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Our potential exposure for violating these laws increases as our international presence expands and we increase sales and operations in foreign jurisdictions. Any violation of the FCPA, the Israeli Anti-Corruption Laws or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our common stock or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

Scrutiny of, and evolving expectations for, sustainability and environmental, social, and governance, or ESG, initiatives could increase our costs or otherwise adversely impact our business.

Public companies have in recent years faced scrutiny related to ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants and other stakeholder groups. Such scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. If our ESG practices and reporting do not meet investor or other stakeholder expectations, we may be subject to investor or regulator engagement regarding such matters. Our failure to comply with any applicable ESG rules or regulations could lead to penalties and adversely impact our reputation, access to capital and employee retention. Such ESG matters may also impact our third-party contract manufacturers and other third parties on which we rely, which may augment or cause additional impacts on our business, financial condition or results of operations.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, the State of Israel has implemented data protection laws and regulations, including the Israeli Protection of Privacy Law, 5741-1981. Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation and adversely affect our business, financial condition and prospects.

We and our third-party vendors face cybersecurity risks and may incur increasing costs in an effort to mitigate those risks, and if we fail to prevent data security breaches, there may be damage to our reputation, material financial penalties and legal liability, which would materially adversely affect our business, results of operations and financial condition.

We rely on systems and websites, including some that are managed by third parties, such as cloud infrastructure, that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees and others, including personal information. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our systems and confidential information, including malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. The risk of a data security breach or a disruption has generally increased in number, intensity and sophistication over time. Techniques used to compromise or sabotage systems change frequently, may originate from less regulated and remote areas of the world and be difficult to detect, and generally are not recognized until launched against a target. As a result, we may be vulnerable to, and unable to anticipate or detect data security breaches and data loss. In addition, data security breaches can also occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information.

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

In addition to our own databases, we use third-party service providers to store, process and transmit confidential, personal or sensitive information on our behalf. A data security breach could occur in the future either at their location or within their systems that could affect our personal or confidential information. Similar security risks exist with respect to our third-party vendors that we rely on for aspects of our IT support services, pickup and delivery services, and administrative functions, including the systems owned, operated or controlled by other unaffiliated operators, to the extent we rely on such other systems to deliver services to our customers. Our ability to monitor our third-party service providers’ data security is limited. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting our third-party service providers may adversely affect our business, even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other security incidents affecting our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our products and services. Practices regarding the collection, use, storage, transmission and security of personal information have recently come under increased public scrutiny. Any failure or perceived failure by us to prevent information security breaches or to comply with privacy policies or privacy-related legal obligations could cause our customers to lose trust in us and our services. Any perception that the confidentiality or privacy of information is unsafe or vulnerable when using our services could damage our reputation and substantially harm our business, financial condition and results of operations.

The secure processing, storage, maintenance and transmission of critical customer and business information are vital to our operations and our business strategy. Although we devote resources to protecting such information, and take what we believe to be reasonable measures, including a formal and dedicated IT department and limiting the amount of any data we store, to protect sensitive information from compromises such as unauthorized access, disclosure or modification or lack of availability, our information technology and infrastructure may still be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions.

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

Our patent portfolio consists of an aggregate of 18 patents and 63 pending patent applications, as described in “Business — Intellectual Property.” We cannot offer any assurances about which, if any, patent applications will issue, the breadth of any such patent or whether any issued patents will be found invalid or otherwise unenforceable, or will be threatened by third parties. Any successful opposition or other challenge to these patents or to any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any new products that we may develop.

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

It is inherently difficult to conclusively assess our freedom to operate without infringing on third-party rights. Our competitive position may be adversely affected if existing patents or patents resulting from patent applications by third parties or other third-party intellectual property rights are held to cover our products or elements thereof, or our manufacturing or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize our products unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may also be published or yet unpublished pending patent applications by third parties that, if they result in issued patents, could be alleged to be infringed by our new products. If such an infringement claim should be brought against us and be successful, we may be required to pay substantial damages, be forced to abandon our new products or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. Patent applications in the United States and in many other countries are published approximately 18 months after the earliest filing date for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our new products or solution technologies could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our solution technologies, our new products or the use of our new products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing our new products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our new products that are held to be infringing. We might, if possible, also be forced to redesign our new products so that we no longer infringe the third-party’s intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, and our business could suffer as a result.

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

Competitors may or might have infringed our intellectual property. If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our products, the defendant could counterclaim that the patent covering our products is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, novelty, non-obviousness or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The validity of U.S. patents may also be challenged in post-grant proceedings before the USPTO. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Filing, prosecuting and defending patents on products or technologies, as well as monitoring their infringement in all countries throughout the world would be prohibitively expensive. In addition, the scope of protection we obtain in various countries may be different or narrower than the scope obtained in the United States. Therefore, our intellectual property rights in some countries can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States or the laws of the State of Israel.

A substantial part of our commercial success will depend on our ability to maintain, establish and protect our intellectual property assets, maintain trade secret protection, register patents and trademarks and operate without infringing the proprietary rights of third parties throughout the world. Our patent portfolio consists of an aggregate of 18 patents and 63 pending patent applications (including provisional patent applications) filed or registered in various jurisdictions worldwide, as described in “Business — Intellectual Property.”

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the marketing of competing products in violation of our intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our future patents at risk of being invalidated or interpreted narrowly, put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to monitor and enforce our intellectual property rights around the world may be inadequate or insufficient to obtain a significant commercial advantage from the intellectual property that we develop or license. We use machine learning, artificial intelligence and automated decision making in our research and development process. We may not be able to protect our intellectual property rights related to products or services created by or based exclusively on machine learning, artificial intelligence and automated decision making.

In addition, our solutions use machine learning, artificial intelligence and automated decision making technologies, including proprietary artificial intelligence or machine learning algorithms relying in part on open-source third-party software, and we make significant investments to continuously improve the use of such technologies. There are significant risks involved in developing, maintaining and deploying machine learning, artificial intelligence and automated decision making technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be cost effective and more generally beneficial to our business, including our efficiency or profitability. In particular, if these artificial intelligence or machine learning models or automated decision making technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do not have sufficient rights; and/or are adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability through the violation of laws or contracts to which we are a party or through other civil claims. Further, our ability to continue to develop or use such models or technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such third-party software and infrastructure. In addition, market acceptance and consumer perceptions of artificial intelligence and machine learning technologies is uncertain at this point.

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

The market price of our shares may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenues or other operating results;

●	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

●	any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;

●	additional shares being sold into the market by us or our stockholders, or the anticipation of such sales, including if certain of our stockholders sell shares into the market when the applicable “lock-up” period ends for such stockholders;

●	announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures or other dispositions;

●	loss of relationships with significant customers;

●	changes in operating performance and stock market valuations of companies in our industry, including our competitors;

●	loss of services from members of management or employees or difficulty in recruiting additional employees;

●	future issuances of common stock or other securities;

●	worsening of global economic conditions and reduction in demand for our products;

●	price and volume fluctuations in the overall stock market, including as a result of general economic trends;

●	lawsuits threatened or filed against us, or events that negatively impact our reputation;

●	current or anticipated impact of military conflict, including Israel’s war or conflicts with Iran and terrorist organizations in the Middle East or other geopolitical events;

●	sanctions imposed by the United States and other countries in response to global conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability;

●	the impact of a pandemic on us and the national and global economies;

●	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and

●	general market conditions and other events or factors, many of which are beyond our control.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect the stock prices of many companies. Often, their share prices have fluctuated in ways unrelated or disproportionate to their operating performance. In the past, securities class action litigation hasoften been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources. It could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

As of March 18, 2026, our directors, executive officers, principal stockholders, and affiliated entities may be deemed to beneficially own, in the aggregate, approximately 75% of our outstanding voting securities. As a result, if some or all of such parties act together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and resulting influence in management and/or board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of us.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of March 18, 2026, Moshe (Mori) Arkin, a member of our board of directors, beneficially owns approximately 42% of our common stock, holds approximately 32% of our current voting power and may exercise warrants and options which could increase his voting power to 42%. As a result, Mr. Arkin will likely control any action requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Mr. Arkin may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control. In addition, Mr. Arkin may seek to cause us to take courses of action that, in his judgment, could enhance his investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires public companies to conduct an annual review and evaluation of their internal controls. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock.

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

Risks Related to our Operations in Israel

Our headquarters and other significant operations are located in Israel and therefore our business, financial condition and results of operation may be adversely affected by political, economic and military instability in Israel.

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

In October 2023, Hamas launched a series of terror attacks on civilian and military targets adjacent to the Gaza Strip in southern Israel. Israel subsequently declared war and commenced a military campaign against Hamas. While the parties reached a framework in October 2025 that contemplates a potential permanent end to the war with Hamas, there can be no assurance that any ceasefire will be sustained or will result in a lasting resolution. Furthermore, Israel has experienced hostilities on other fronts, including with Hezbollah along Israel’s northern border, attacks and threats from the Houthis in Yemen and two major direct confrontations with Iran. The security situation escalated significantly in late February 2026 when Israel and the United States preemptively attacked Iran to eliminate its nuclear and ballistic missile capabilities. As part of this conflict, Iran launched missile and drone attacks toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. In early March 2026, Hezbollah joined the conflict and carried out missile attacks against Israel, leading to Israeli retaliatory strikes and limited ground incursions. The conflict between Israel, Iran and Hezbollah is currently ongoing and developing. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Continued military escalation, retaliatory actions or broader regional involvement may adversely affect economic conditions, disrupt markets and create uncertainty that could negatively impact our business, financial condition and results of operations.

These hostilities have included missiles and drones being fired against civilian targets in areas where our employees and business partners are located. Although these conflicts have not had a material adverse effect on our business to date, we have experienced disruptions to work routines, periodic travel limitations and occasional rocket fire requiring employees at our Omer and Ramat Gan offices to take temporary shelter. Our offices were closed on certain days during the current conflict with Iran and Hezbollah pursuant to instructions from Israel’s Home Front Command. To mitigate these effects, we have adopted work-from-home measures, increased employee overtime and utilized third-party outsourcing where necessary. Furthermore, many of our employees and executives are obligated to perform military reserve duty. Since October 2023, several of our executives, including our CEO, have been periodically called up to active duty. Our operations could be disrupted by future call-ups and by the absence of a significant number of our employees or key management members.

The ongoing conflict also threatens Israel’s economy, as evidenced by credit rating downgrades by Moody’s and Standard & Poor’s in late 2024. Because the intensity and duration of the security situation remain difficult to predict, any extension or expansion of the war to other fronts could impact Israel’s economy in general, harm our operations and disrupt our ability to raise capital.

Furthermore, parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary to meet our business partners. In addition, some countries restrict doing business with Israel and Israeli companies. There have been increased efforts by countries, activists and organizations to boycott Israeli goods and services. This includes specific efforts targeting Israeli defense companies, such as attempts to ban their participation in industry conferences. Such actions could materially and adversely impact our business and supply chains.

Finally, our insurance policies do not cover losses that may occur as a result of war and terrorism. While the Israeli government currently covers the reinstatement value of direct damages caused by such acts, there is no assurance this coverage will be maintained or will sufficiently cover our potential damages. Any significant damage to our facilities or disruption of trade between Israel and its trading partners could have a material adverse effect on our business.

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

Our reporting and functional currency is the U.S. dollar. Our revenues are currently primarily payable in U.S. dollars and we expect our future revenues to be denominated primarily in U.S. dollars. However, some of our expenses are in New Israeli Shekels (NIS) and as a result, we are exposed to the currency fluctuation risks relating to the recording of our expenses in U.S. dollars. As a result, our operating results are exposed primarily to movements in the USD/NIS exchange rate. Appreciation of the NIS against the U.S. dollar increases the U.S. dollar cost of our shekel-denominated expenses and may adversely impact our net loss or net income (if any). We have only recently decided to enter into currency hedging transactions. These measures, however, may not adequately protect us from material adverse effects.

Foreign exchange rates may fluctuate due to many factors, including interest-rate differentials between markets, capital flows, monetary policy decisions, geopolitical events, global macroeconomic developments and investor sentiment toward Israel and regional markets. These factors may cause the NIS to appreciate or depreciate against the U.S. dollar independent of local inflation levels. If the NIS strengthens without a corresponding increase in our foreign-currency revenues, our U.S. dollar-measured costs will rise.

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

The value of the NIS relative to the U.S. dollar and other currencies has fluctuated significantly. For example, the shekel appreciated on average by 12.5% relative to the U.S. dollar in 2025, after depreciating by 0.5% in 2024 and by 3.1% in 2023, thereby increasing, in 2025, the U.S. dollar cost of our shekel-denominated expenses. Any significant revaluation of the NIS may materially and adversely affect our cash flows, revenues and financial condition. Fluctuations in the NIS exchange rate, or even the appearance of instability in such exchange rate, could adversely affect our ability to operate our business.

Certain technology developed and used by us received Israeli government grants for certain research and development activities. The terms of those grants require us to satisfy specified conditions in addition to repayment of the grants upon certain events.

The research and development efforts that contributed to certain technology used by us was financed in part through grants from the IIA, to Xylo Technologies, which was subsequently transferred to Odysight.ai Ltd., our wholly-owned subsidiary. The terms of such grants require us to comply with the requirements of the Innovation Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Innovation Law restrict the transfer outside of Israel of such know-how, and the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. We may not receive those approvals, which would prevent such transfers and therefore limit the flexibility of our business operations outside of Israel. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel.

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

Item 2. properties

Our corporate headquarters are located in Ramat Gan, Israel, which includes approximately 1,000 square meters of office space to accommodate our engineering, research and development and administrative operations. We lease our Ramat Gan facility pursuant to a lease that expires in June 2027, with an option to extend for an additional two years. We also lease approximately 800 square meters of office space in Omer, Israel. The lease agreement for this facility is set to expire in May 2026, at which time we have leased an alternative location in Omer consisting of approximately 286 square meters of space. We believe that our Ramat Gan and Omer leases are adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

As a result of oppositional proceedings initiated by a third-party in 2018, the Opposition Division of the EU Patent Office decided in 2019 to revoke two of the three European patents (EP 2.478.693 and EP 2.621.159) and in 2021 to maintain the third patent (EP 2.621.158). Following appeal hearings held in early 2024, the Board of Appeals revoked all three patents, with formal written decisions issued in July 2024. We filed a petition for review of the decision regarding two of the three European patents (EP 2.478.693 and EP 2.621.159) and did not appeal the decision regarding the third European patent (EP 2.621.158). In 2025, all three patents were finally revoked. The revocations are not expected to have a material impact on our current business operations.

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

Holders

As of December 31, 2025, there were 38 stockholders of record of our common stock and 16,357,327 shares of our common stock outstanding. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in “street name” in the names of various brokers, dealers, clearing agencies, banks, and other fiduciaries.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the period from January 1, 2025, to December 31, 2025, we did not purchase any of our equity securities.

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

On December 30, 2019, we acquired all of the issued and outstanding share capital of ScoutCam Ltd. and, on December 31, 2019, we changed our name to ScoutCam Inc. Following this acquisition, we integrated and fully adopted the acquired miniaturized imaging business as our primary business activity. On June 5, 2023, we changed our name to Odysight.ai Inc. On February 11, 2025, our common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”.

We are a pioneer in the development, production and marketing of innovative visual monitoring artificial intelligence, or AI, solutions that deploys small visual sensors to monitor critical safety components in hard-to-reach locations and harsh environments, across various Predictive Maintenance, or PdM, and Condition Based Monitoring, or CBM, use cases applied both for the civil and defense sectors. We aim to be the industry benchmark for real-time, visual-based machine and infrastructure health monitoring and predictive maintenance analysis through AI and machine learning data analytics.

Our solutions stream visual information to our processing unit, an in-platform, high-performance AI/ML (machine learning) computer, allowing maintenance and operations teams, on the ground and during operations, visibility into areas that are inaccessible under normal operating conditions or where conditions are not suitable for continuous monitoring. The data, continuously collected and analyzed by our solution on our secured cloud, provides customers with real-time failure / anomaly detection, events and data recordings, interfacing with platform mission systems and providing real-time alerts and streaming video or images, all while training our algorithms for ongoing improved accuracy and prediction capabilities. Our customers benefit from increased safety, a reduction in downtime, a more efficient data driven operation, increased mission readiness and lower maintenance costs for their monitored platforms, using the prediction capabilities of our solution to efficiently plan maintenance work on monitored components.

Our solution aims to enhance safety and minimize costly downtime by enabling real-time visual analysis of any failure occurrences and to leverage advanced big data analytics to offer predictive insights throughout the entire system lifecycle. This includes efficient spare parts management and intelligent performance predictions, ensuring optimal system reliability and efficiency.

Our solutions are already deployed in the industrial, automotive and aviation sectors. Our customers include the Israeli Air Force, the Israeli Ministry of Defense, a global international defense contractor, NASA and Israel Railways Ltd., as well as a leading European provider of elevator monitoring solutions. Historically, our revenue stream has been derived mainly from the medical sector.

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

Impact of the Ongoing War in Israel on Our Business

On October 7, 2023, the Hamas terrorist organization launched a series of terror attacks on civilian and military targets in southern Israel. Since then, Israel has been involved in an ongoing military campaign and has faced hostilities on multiple fronts, including regular rocket and drone attacks and threats from Hamas in the Gaza Strip, Hezbollah in Lebanon, the Houthi movement in Yemen and other terrorist organizations active in the region. While Israel and Hamas reached a ceasefire framework in October 2025 contemplating a permanent end to that conflict, there is no assurance the agreement will hold. Furthermore, the regional security situation escalated significantly in late February 2026, following preemptive strikes by Israel and the United States against Iranian nuclear and ballistic capabilities. In response, Iran launched missile and drone attacks toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. In addition, in early March 2026, Hezbollah initiated further missile strikes against Israel, leading to retaliatory strikes and limited ground incursions into Lebanon.

The war has had economic, military and social consequences for Israel. While the conflict has not had a material adverse effect on our business to date, we have experienced disruptions to our routine work, including travel limitations and occasional rocket fire requiring employees at our Omer and Ramat Gan offices to take temporary shelter in on-site safe rooms. Pursuant to instructions from Israel’s Home Front Command, our offices were closed on certain days during the current conflict with Iran and Hezbollah.

Additionally, several of our executives and employees have been called up to military reserve duty, including our CEO, who was subject to reserve duty a few days a month until recent months. To mitigate these effects, we have adopted work-from-home measures, increased employee overtime and utilized third-party outsourcing where necessary.

The ongoing conflict has influenced our commercial environment in the following ways:

●	Customer Prioritization: During more intense periods of the conflict, some Israeli clients have prioritized other matters, which has caused occasional delays in finalizing purchase orders. These delays have had a temporary impact on our business.

●	Defense Technology Interest: Conversely, due to intensive flight hours flown by the Israeli Air Force and an enhanced Ministry of Defense budget, we have seen growing interest in our technology from Israeli government agencies and R&D programs. This may lead to a more rapid assimilation of our technology into relevant platforms than previously anticipated.

●	International Sentiment: The war has increased negative sentiments regarding Israel and Israeli companies internationally, including efforts to boycott Israeli goods and services and specific efforts targeting Israeli defense firms. While we have faced challenges, such as initial bans from industry conferences that were later overturned, these efforts have not impacted our participation in such events to date.

The security situation remains fluid. Any renewed military actions, intensified boycotts or government-imposed measures could adversely affect our operations, supply chains and financial condition.

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

Revenues

Our revenues are measured according to the ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are measured according to the amount of consideration that the Company expects to be entitled to receive in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. Revenues are presented net of VAT.

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

Volatility is derived from a blend of the Company’s volatility and historic volatility of a publicly traded set of peer companies. The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. We have not paid dividends and does not anticipate paying dividends in the foreseeable future. Accordingly, no dividend yield was assumed for purposes of estimating the fair value of our stock-based compensation. The weighted average expected life of options was estimated individually in respect of each grant.

Comparison of the Year Ended December 31, 2025 and the Year Ended December 31, 2024

Overview

Our primary business activity in 2025 was enlarging our focus on activities in the domain of Industry 4.0, including PdM and CBM in sectors such as aerospace, transportation and other heavy machinery, engines and complicated mechanics that require ongoing monitoring and predictive maintenance applications. The main effect of this activity was to support our planned accelerated growth, and solution quality and development.

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	2025	2024	% Change
Revenues	3,015,000	3,964,000	(24)%
Cost of Revenues	2,144,000	2,807,000	(24)%
Gross Profit	871,000	1,157,000	(25)%
Research and development expenses	9,639,000	6,884,000	40%
Sales and marketing expense	2,327,000	1,218,000	91%
General and administrative expenses	7,040,000	5,562,000	27%
Operating Loss	(18,135,000)	(12,507,000)	45%

Revenues

As a result of the nature of our target market and the current stage of the deployment of our solutions, a substantial portion of our revenue comes from a limited number of customers.

For the year ended December 31, 2025, we generated revenues of $3,015,000, a decrease of $949,000, or 24%, from 2024 revenues.

Revenues for the year ended December 31, 2025 were primarily comprised of:

-	Full derecognition of the contract liability associated with the Fortune 500 medical company customer, in the amount of $1.7 million, as described in Note 9(a)(1) to financial statements, and
-	$1.2 million in revenues from our vision-based platform solutions for PdM and CBM.

Revenues for the year ended December 31, 2024 were primarily comprised of:

-	$3.0 million in revenues from products sold to the Fortune 500 medical company customer, and
-	$0.9 million in revenues from our vision-based platform solutions for PdM and CBM.

Cost of Revenues

Cost of revenues is primarily comprised of cost of personnel, certain allocated expenses related to facilities, logistics and quality control.

Cost of revenues for the year ended December 31, 2025, were $2,144,000, a decrease of $663,000, or 24%, compared to cost of revenues of $2,807,000 for the year ended December 31, 2024.

The decrease in cost of revenues is consistent with the decrease in revenues, as described above.

Gross Profit

Gross profit for the year ended December 31, 2025 was $871,000, a decrease of $286,000, or 25%, compared to a gross profit of $1,157,000 for the year ended December 31, 2024.

The decrease in gross profit was due to the decrease in revenues partially offset by the decrease in cost of revenues, as described above.

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

Research and development expenses for the year ended December 31, 2025 were $9,639,000, an increase of $2,755,000, or 40%, compared to $6,884,000 for the year ended December 31, 2024.

The increase in research and development expenses was mainly due to the development of new products and the increase in payroll and related expenses related to the recruitment of new employees, an increase in stock-based compensation from new option grants and procuring materials and services of subcontractors for Industry 4.0 projects.

We expect our research and development expenses may modestly grow as we continue to develop our products and services and recruit additional experts to support our focus on Industry 4.0 solutions.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll expenses, consulting services, promotional materials, exhibitions, demonstration equipment, and certain allocated facility infrastructure costs.

Sales and marketing expenses for the year ended December 31, 2025 were $2,327,000, an increase of $1,109,000, or 91%, compared to $1,218,000 for the year ended December 31, 2024.

The increase in sales and marketing expenses was primarily driven by our enhanced global selling and marketing activity, including efforts to penetrate new territories and market verticals and enhance product visibility. This led to higher expenses associated with the recruitment of new workforce and marketing consultants.

We expect that our sales and marketing expenses will increase as we expand our global selling and marketing efforts.

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

General and administrative expenses for the year ended December 31, 2025 were $7,040,000, an increase of $1,478,000, or 27%, compared to $5,562,000 for the year ended December 31, 2024.

The increase/decrease was primarily due to:

-	an increase in payroll and related expenses due to the recruitment of new employees, including a CFO, and cash compensation bonuses paid to senior executives;
-	expenses related to our fundraising and uplisting to Nasdaq; and
-	an increase in stock-based compensation from new option grants.

Operating loss

We incurred operating loss of $18,135,000 for the year ended December 31, 2025, an increase of $5,628,000, or 45%, compared to operating loss of $12,507,000 for the year ended December 31, 2024.

The increase in operating loss was due to increases in research and development expenses, general and administrative expenses and sales and marketing expenses, each as described above.

Key Business Metrics and Non-GAAP Financial Measures

We monitor the key business metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. Our key business metric is backlog. Increases or decreases in our key performance metric may not correspond with increases or decreases in our revenue.

Backlog

Backlog is a key business metric that we define as booked orders based on purchase orders or hard commitments but not yet recognized as revenue. Orders included in backlog may be cancelled or rescheduled by customers. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of cancelled, delayed or reduced orders. Backlog is presented for supplemental informational purposes only and is not intended to be a substitute for any GAAP financial measures, including revenue or net income (loss), and, as calculated, may not be comparable to companies in other industries or within the same industry with similarly titled measures of performance. In addition, backlog should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Therefore, backlog should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

Backlog as of December 31, 2025 was approximately $13.8 million compared to approximately $15 million as of December 31, 2024.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had cash, cash equivalents and restricted cash of $26 million, compared to cash and cash equivalents and restricted deposits of $18.5 million as of December 31, 2024. In addition, as of December 31, 2025, we incurred an accumulated deficit of approximately $63 million, as compared to $46 million as of December 31, 2024.

In February 2025, we closed a public offering, including the exercise of an over-allotment option granted to the underwriter in the public offering, at a price of $6.50 per share. In the aggregate, we issued 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions and estimated offering expenses.

Our primary sources of liquidity to date have been from fundraising, revenues from customers and warrant exercises.

Additional Cash Requirements

We plan to continue to invest in long-term growth, and therefore we expect that our expenses will continue to grow. We currently believe that our existing cash and cash equivalents and short-term deposits will allow us to fund our operating plan through the at least the next 12 months from the date of this Annual Report. Our expenses may increase in connection with our ongoing activities, particularly as we continue our commercialization efforts, research and development and the scale up of our solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we may need to raise additional capital before we become profitable from sales of our solutions and may do so to expand our business, pursue strategic investments, take advantage of financing opportunities or for other reasons. We may raise these funds through equity financing, debt financing or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Comparison of the Year Ended December 31, 2025 and the Year Ended December 31, 2024

The following table sets forth the significant sources and uses of cash for the years ended December 31, 2025 and December 31, 2024 (in dollars):

	2025	2024
Cash used in Operating Activities	(13,703,000)	(8,217,000)
Cash provided by Investing Activities	254,000	7,637,000
Cash provided by Financing Activities	21,139,000	9,818,000

Operating Activities

During the year ended December 31, 2025, cash used in operating activities was $13.7 million, consisting of net loss of $17 million, partially offset by a non-cash benefit of $3.2 million and a favorable net change in operating assets and liabilities of $0.1 million. Our non-cash benefit consisted primarily of non-cash charges of $3.1 million for stock-based compensation. The favorable net change in our operating assets and liabilities was primarily due to an increase in accrued compensation expenses of $0.1 million and decrease in inventory of $0.2 million.

During the year ended December 31, 2024, cash used in operating activities was $8.2 million, consisting of net loss of $11.8 million, partially offset by a non-cash benefit of $2.4 million and a favorable net change in operating assets and liabilities of $1.2 million. Our non-cash benefit consisted primarily of non-cash charges of $2.4 million for stock-based compensation. The favorable net change in our operating assets and liabilities was primarily due to decrease in accounts receivable and decrease in fulfillment asset partially offset by decrease in contract liabilities.

Investing Activities

During the year ended December 31, 2025, cash provided by investing activities was $0.3 million, consisting mainly of withdrawal of short terms deposits, net.

During the year ended December 31, 2024, cash provided by investing activities was $7.6 million, consisting mainly of withdrawal of short terms deposits, net.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $21.1 million, consisting of cash proceeds from issuance of shares in a private placement, net of issuance costs and proceeds from options exercise.

During the year ended December 31, 2024, cash provided by financing activities was $9.8 million, consisting of cash proceeds from issuance of shares in a private placement, net of issuance costs.

Contractual Obligations and Commitments

Operating lease payments represent our commitment for future rent made leases for our offices in Israel and for vehicle leasing. The total future payments for our operating lease obligation as of December 31, 2025 were approximately $770 million. For additional details regarding our lease, see Note 10 to our consolidated financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K.

Our lease for proximately 800 square meters of office, manufacturing and laboratory space in Omer, Israel is set to expire in May 2026, at which time we have leased an alternative location in Omer consisting of approximately 286 square meters of space.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that assessment under those criteria, management has determined that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9b. Other information

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

part iii

Item 10. Directors, Executive Officers and corporate governance

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of our directors and executive officers:

Name	Age	Position
Executive Officers
Yehu Ofer	60	Chief Executive Officer
Einav Brenner	44	Chief Financial Officer
Eilam Sagi	51	Chief Business Officer

Directors
Prof. Benad Goldwasser (5)	75	Chairman of the Board
Jackson Schneider (4)	61	Director
Ronit Rubin (1)(3)(5)	61	Director
Moshe (Mori) Arkin	73	Director
Inbal Kreiss (1)(3)(2)(5)	59	Director
Zeev Vurembrand (1)(3)(2)(5)	74	Director
Nir Nimrodi (2)(4)(5)	57	Director
Dr. Carlo Papa (4)	54	Director

(1)	Member of our audit committee

(2)	Member of our compensation committee

(3)	Member of our nominating and corporate governance committee

(4)	Member of our executive committee

(5)	Independent director under the rules of Nasdaq

Executive Officers

Yehu Ofer has served as our Chief Executive Officer since October 2022. Mr. Ofer served as a colonel (now retired) in the Israeli Air Force, or the IAF, commanding two operational squadrons before commanding “Wing 15”, the optic and electronic intelligence wing of the IAF. In his last position, Mr. Ofer served as Israel Defense Attaché to Italy, Greece, Serbia, and Croatia, where he oversaw the largest ever government-to-government transaction between Israel and Italy. Upon his retirement from the Israel Defense Forces in 2013, Mr. Ofer joined Elbit Systems Ltd. in its electro-optics unit as a technology development and program manager in airborne optic and laser solutions. Mr. Ofer also managed Elbit System’s aerospace division as VP of large-scale development programs and VP of the Brazil business unit. Before leaving Elbit Systems, in October 2022, to become our CEO, Mr. Ofer served as VP of Global Business Development, Marketing and Sales for Elbit Systems, a position he held since 2020. Mr. Ofer holds an MBA degree from the University of Haifa, a Bachelor of Economics and Logistics degree (cum laude) from Bar Ilan University in Tel Aviv, and a degree from the National Security College in Tel Aviv. Mr. Ofer has served as a member of the board of directors of Aerospace Industrial Scan Ltd. since August 2024, Robotican Ltd since September 2024 and of the International Board of the Weizmann Institute since November 2023.

Einav Brenner has served as our Chief Financial Officer since May 2024. From May 2022 until becoming our CFO, Ms. Brenner served as the VP Finance of Solato Ltd. In this capacity, Ms. Brenner supported the establishment of global company activities, including strategic decision making and significant commercial agreements, building financial and operational teams and infrastructure, and handling fund raising and investor relations. From July 2017 to May 2022, Ms. Brenner served as Executive Director of Finance at RedHill Biopharma Ltd. (NASDAQ: RDHL), where she facilitated fund raising activities, managed complex transactions and legal aspects, and was responsible for SEC filings and financial reporting. Prior to this, Ms. Brenner served in various financial positions at Vizrt Inc., Viola Ventures and PricewaterhouseCoopers. Ms. Brenner is a CPA (Israel), holds a Bachelor of Accounting, Economics and Business Administration, and an MBA in Financial Management, both from Tel Aviv University.

Eilam Sagi has served as our Chief Business Officer since November 2025. Mr. Sagi has more than 30 years of executive, operational, strategic and economic experience across the public, private and defense sectors. Prior to joining the Company, Mr. Sagi served from October 2023 to October 2025 as VP of Asset Management at Enlight Renewable Energy Ltd. (Nasdaq: ENLT), where he was responsible for hundreds of millions of dollars in annual revenues generated by renewable-energy facilities worldwide. From November 2021 to January 2023, Mr. Sagi served as Deputy General Manager at the Israeli Ministry of Transportation, where he led multi-billion-dollar infrastructure programs, regulatory reform and national strategic planning in collaboration with governmental and industrial stakeholders. Prior to this, Mr. Sagi served from January 2020 as General Manager and Director of Eyeviation, a neuroscience-focused startup, and from December 2018 as CEO and Director of Plus S.A., a business consulting company. Earlier in his career, Mr. Sagi served as Head of the Budget Department for the Israeli Air Force, achieving the rank of colonel, where he managed multi-billion-dollar procurement and budgeting processes with major defense contractors in Israel and abroad. Mr. Sagi holds a B.A. in Economics and Psychology from Bar-Ilan University in Ramat Gan, Israel, and an E.M.B.A. in Diplomacy and Security Studies from Tel Aviv University.

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

Jackson Medeiros de Farias Schneider has served on our board of directors since December 2023. Mr. Schneider is currently an Adjunct Professor Senior at Columbia University in New York. From January 2014 to November 2022, Mr. Schneider served as President and CEO of Embraer Defense & Security, a leading Latin American aerospace and defense company and, from August 2020 to August 2022, he served as a visiting senior research fellow (non-resident) in the Department of War Studies at King’s College in London. Before this, Mr. Schneider served in other capacities for Embraer and in a series of senior management positions for Mercedes-Benz Do Brasil LTDA, Daimler-Chrysler (Mercedes-Benz), and Unilever do Brasil. Mr. Schneider also served on the board of directors of Tempest S.A., Visiona Tecnologia Aerospacial S.A., and OGMA, the Portugal Aerospace Industry, each affiliated with Embraer, until April 2023 and on the board of directors of Mercedes-Benz Do Brasil until December 2025. He currently serves on the advisory board or board of directors of Sonda Tecnologias (Brazil), Abra Aviation Group (London), CBMM (Brazil) and Casas Bahia (Brazil). In addition, Mr. Schneider has served in leadership roles in various industry associations, including as the President of the Superior Council for Trade and Commerce in the Federation of Industries of the State of Sao Paulo until December 2025. He holds a law degree from 1982 to 1986 from UFRGS/UNB and an MBA from the Business School Sao Paulo in Brazil in partnership with the Rotman School in Toronto, Canada.

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

Moshe (Mori) Arkin has served on our board of directors since February 2021. Mr. Arkin is a leading life science and pharmaceutical entrepreneur and serves as the chairman of Arkin Capital, which he founded in 2009. Mr. Arkin has served as chairman of the board of directors of Sol Gel Technologies Ltd. (NASDAQ: SLGL) since 2014 and has served as its interim Chief Executive Officer since January 1, 2025. Mr. Arkin also sits on the board of directors of several private pharmaceutical and medical device companies, including Digma Medical, a company developing systems to treat insulin resistance present in type 2 diabetes and other metabolic syndrome diseases. From 2005 to 2008, Mr. Arkin served as the head of generics at Perrigo Company, and from 2005 until 2011, as a member of its board of directors. Prior to joining Sol Gel Technologies Ltd., Mr. Arkin served as a director of cCAM Biotherapeutics Ltd., a company focused on the discovery and development of novel immunotherapies to treat cancer from 2012 until its acquisition in 2015 by Merck & Co., Inc. Mr. Arkin served as chairman of Agis Industries Ltd. from 1972 until its acquisition by Perrigo Company in 2005. Mr. Arkin holds a B.A. degree in psychology from the Tel Aviv University, Israel.

Inbal Kreiss has served on our board of directors since April 2021. Ms. Kreiss is currently the Chief of Innovation at the Systems, Missiles and Space Division of the IAI, a position she has held since April 2020, and Chairwoman of RAKIA, Scientific and Technological Mission to the International Space Station, a position she has held since April 2021. Since 2013, Ms. Kreiss has served as Deputy Director of the Space Division at IAI, leading the development, construction, launch and operation of observation and communication satellites. Ms. Kreiss has served as a member of the board of directors and audit committee of Phoenix Financial Ltd (TLV:PHOE) since January 2025. Prior to that, Ms. Kreiss held various leadership positions within IAI, including chief engineer of Israel’s Arrow 2 anti-ballistic missile defense system from 2000 to 2006, and project manager of the Arrow 3 exo-atmospheric interceptor from 2007 to 2013. Ms. Kreiss holds a B.Sc degree in chemical engineering from the Technion, Israeli Institute of Technology, an Executive Masters in Business Administration degree from Tel Aviv University, and completed a visiting research fellowship at the Aeronautics & Astronautics Department of the Massachusetts Institute of Technology.

Zeev Vurembrand has served on our board of directors since May 2021. Mr. Vurembrand is currently the Chief Executive Officer and Owner of Vurembrand Management & Innovation Ltd., a position he has held since March 2019, and has been a member of the board of Bezeq the Israeli Telecommunication Corp. Ltd. (TASE: BEZQ) since 2017 and director of Isras Investment Company Ltd. (TASE: ISRAS) since January 2025. Mr. Vurembrand also served as chairman of the board of Lageen Ltd. from 2019 until December 2023. From 2013 until 2019, Mr. Vurembrand was the Chief Executive Officer of Kupat Holim Meuhedet, Israel’s third largest health care organization. From 2008 until 2013, he was the Chief Executive Officer of Alon Holding Blue Square – Israel Ltd., and prior to that, from 2007 until 2008, he was the Chief Executive Officer of Phoenix Investments and Finance Ltd. Earlier in his career, from 2002 until 2007, Mr. Vurembrand was the Chief Executive Officer of Clalit Health Services Group, Israel’s largest health care organization. Mr. Vurembrand has served on numerous boards of directors, including Africa Israel Residences LTD. (TASE: AFRE) from 2014 until 2016, Discount Bank (TASE:DSCT) 2006 until 2007, U-Bank from 2005 until 2006, Blue Square Israel (TASE: BSI) from 2001 until 2006, and Dikla Medical Insurance Ltd. from 1995 until 2002. Mr. Vurembrand has also served on the board of trustees of Bar Ilan University since 2019. Mr. Vurembrand holds a B.Sc degree in industrial engineering and management from the Technion, Israeli Institute of Technology.

Nir Nimrodi has served on our board of directors since August 2023. Mr. Nimrodi has over 25 years’ experience working in start-ups and large global businesses in the life sciences, pharmaceutical, and biotechnology industries. From May 2019 to November 2024, Mr. Nimrodi was the chairman and chief executive officer of Accellix Inc., a life sciences company. From 2014 to April 2019, Mr. Nimrodi was the chief business officer of Intrexon (currently Precigen, Inc.). Prior to this, he held several executive roles at Life Technologies Inc. (now part of Thermo Fisher), and was chief executive officer at Proneuron Biotechnologies Inc. and Mindsense Biosystems Ltd. In addition, Mr. Nimrodi currently serves as chairman of the board of Evogene Ltd. (NASDAQ: EVGN) and a member of the board of the private companies MNDL Bio and Scopio Labs. From July 2022 to December 2024, Mr. Nimrodi served as a member of the board of Genesee Scientific. Mr. Nimrodi holds a B.A. in Economics and an MBA from Tel-Aviv University.

Dr. Carlo Papa has served on our board of directors since September 2024 and as Chairman of Odysight.ai EU since January 2025. Dr. Papa is currently Senior Fellow at the Columbia Center on Sustainable Investment at Columbia University since August 2024. From January 2025 to December 2025, Dr. Papa served as Chief Economics Advisor at Berkeley Research Group; from June 2023 to June 2025, as a member of the Impact Advisory Board of SACE, Italy’s export credit agency; and from April 2015 to June 2024, as Managing Director of the Enel Foundation 4, an Italian think-tank, and as Global Head of Relationships with academic and research institutions for Enel Group. Dr. Papa previously served as Chief Innovation Officer at Enel Green Power and has held several positions with the Enel Group, including Chief of Staff of the Chairman’s Office, Head of Business Development for Russia and Ukraine (Power Generation Division) and co-founder of and Investment Manager for Enel Capital Corporate Venture Fund. Dr. Papa currently serves on the board, advisory board or executive committee of Italy’s National PhD in Sustainable Development and Climate Change, the UN’s Council Engineers for Energy Transition and Harambee Africa. Dr. Papa received a BSc in Economics - MSc in Management and Finance from Palermo University in Italy, an EMBA Trium Global Executive from London School of Economics, Stern NYU, HEC Paris and a PhD in Management Engineering from Tor Vergata University in Rome.

Staggered Board

Our board of directors is currently divided into three classes with staggered, three-year terms. Zeev Vurembrand, Nir Nimrodi and Dr. Carlo Papa are our Class I directors, with their terms of office to expire at our 2028 annual meeting of stockholders. Jackson Schneider, Ronit Rubin and Inbal Kreiss are our Class II directors, with their terms of office to expire at our 2026 annual meeting of stockholders. Professor Benad Goldwasser and Moshe (Mori) Arkin are our Class III directors, with their terms of office to expire at our 2027 annual meeting of stockholders.

At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our amended and restated articles of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors, with such number as provided by our bylaws being not less than three nor more than ten. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of a majority in voting power of the outstanding shares of our capital stock entitled to vote in the election of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our common stock and other equity securities. Such persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4, and 5 furnished to the Company, the Company believes that, that during the fiscal year ended December 31, 2025, all filing requirements applicable to the Reporting Persons were timely met except that Jackson Schneider failed to report one transaction on time on Form 4.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our directors or executive officers.

Code of Ethics

We have a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code of business conduct and ethics on our website at www.odysight.ai, in the “Investors” section under “Corporate Governance.” In addition, we intend to post on our website all disclosures that are required by law or the rules of Nasdaq concerning any amendments to, or waivers from, any provision of the code of business conduct and ethics. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report.

Insider Trading Policy

We adopted an insider trading policy that governs the purchase, sale and/or other transactions of our securities by our directors, officers and employees (including certain family members) and any entities they control that we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to any trading our own securities, it is our policy to comply with the federal securities laws and applicable exchange listing requirements.

Clawback Policy

Our board of directors has adopted an Executive Officer Clawback Policy, or the Clawback Policy, in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1, which applies to our current and former executive officers. Under the Clawback Policy, we are required to recoup the amount of any Erroneously Awarded Compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any Accounting Restatement (as defined in the Clawback Policy), subject to limited impracticability exception.

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

Board Committees

Our board of directors has established an executive committee, audit committee, compensation committee and a nominating and corporate governance committee and adopted written characters for each of these committees, which are available on our website at www.odysight.ai. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Executive Committee

The members of the executive committee are Nir Nimrodi, Carlo Papa and Jackson Schneider, with Jackson Schneider as its designated chairperson. The purpose of the executive committee is to advise and consult with management on matters requiring prompt attention between regularly scheduled board meetings and to assist the board in overseeing the business and affairs of the Company.

Audit Committee

The members of the audit committee are Ms. Kreiss, Ms. Rubin, and Mr. Vurembrand, with Mr. Vurembrand as its designated chairperson, all of whom meet the independence criteria under Rule 10A-3 promulgated under the Exchange Act and Nasdaq listing standards, including those related to audit committee membership. The members of our audit committee meet the requirements for financial literacy under applicable Nasdaq listing standards. In addition, the board of directors has determined that Mr. Vurembrand qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Exchange Act, and under the similar Nasdaq listing requirement that the audit committee have a financially sophisticated member. Nasdaq listing standards require that audit committees have at least three directors and that all directors be independent, as defined in Nasdaq listing standards and Rule 10A-3.

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

Compensation Committee

The members of the compensation committee are Ms. Kreiss, Mr. Nimrodi, and Mr. Vurembrand, with Ms. Kreiss as its designated chairperson. Each member of the compensation committee qualifies as an independent director under Nasdaq’s heightened independence standards for members of a compensation committee and as a “non-employee director” as defined in Rule 16b-3 of the Exchange Act.

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

The compensation committee may delegate its authority under its charter to one or more subcommittees as it deems appropriate from time to time. The compensation committee may also delegate to an officer in order to ensure compliance with legal and regulatory obligations, to ensure timely decision-making or for other purposes, as further described in its charter and subject to the terms of our equity plans.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Ms. Kreiss, Ms. Rubin, and Mr. Vurembrand, with Mr. Vurembrand as its designated chairperson, all of whom meet the independence criteria established by Nasdaq. The purpose of the nominating committee is to assist the board of directors in identifying qualified individuals to serve as directors, help to develop and implement corporate governance guidelines and monitor board effectiveness. The nominating and corporate governance committee has the authority to consult with outside advisors or retain search firms to assist in the search for qualified candidates or consider director candidates recommended by our stockholders.

Committee Charters

Our audit committee charter, compensation committee charter, nominating and corporate governance committee charter and other corporate governance information are available under the Corporate Governance section of the Investors page of our website located at www.odysight.ai, or by writing to our Secretary at our offices at 12 Abba Hillel Silver RD, Sasson Hugi Tower, Ramat Gan 5250606, Israel.

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

item 11. Executive Compensation

Summary Compensation Table

The following sets forth information about the compensation paid to or accrued by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of December 31, 2025.

Name and Principal Position	Year	Base Salary (4)	Bonus	Stock Awards (5)	Option Awards (5) (6)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation (7)	Total
	$ in thousands

Yehu Ofer,	2025	$467	$143	$-	$766	$-	$-	$40	$1,416
Chief Executive Officer (1)	2024	$385	$100	$-	$584	$-	$-	$39	$1,108

Einav Brenner,	2025	$286	$95	$-	$-	$-	$-	$22	$403
Chief Financial Officer (2)	2024	$151	$32	$-	$481	$-	$-	$9	$673

Jacob Avinu,	2025	$365	$0	$-	$-	$-	$-	$20	$385
Senior VP – Head of U.S. Business Unit (3)	2024	$284	$32	$-	$195	$-	$-	$27	$538

(1)	Consists of Mr. Ofer’s compensation earned in his capacity as the Chief Executive Officer of the entire Odysight.ai group, fully paid by our wholly-owned subsidiary, Odysight.ai Ltd.

(2)	Consists of Ms. Brenner’s compensation earned in her capacity as then Chief Financial Officer of the entire Odysight.ai group, fully paid by our wholly-owned subsidiary, Odysight.ai Ltd. Ms. Brenner’s employment commenced on May 5, 2024.

(3)	Consists of Mr. Avinu’s compensation earned in his capacity as the Senior VP Product Portfolio until August 1, 2025 and, after that, as Senior VP – Head of U.S. Business Unit.

(4)	Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each named executive officer’s scope of responsibility and accountability. Base salary amounts include management insurance (which includes pension, disability insurance and severance pay) and payments towards such employee’s education fund, and Israeli social security. Each named executive officer also receives gross-up payments for the taxes on these benefits. The amounts included here are the U.S. dollar equivalent from NIS. The conversion rate used was the average of the 2024 and 2025 rates between the U.S. dollar and NIS, as published by the Bank of Israel.

(5)	The amount shown in the “Option Awards” and “Stock Awards” columns represents the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the Named Executive Officer during 2025 and 2024. The ASC 718 fair value amount as of the grant date for stock options generally is spread over the number of months of service required for the grant to vest.

(6)	The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model.

(7)	For 2025 and 2024, referenced amount is for car lease and other related vehicle expenses.

On September 16, 2024, our board of directors, upon recommendation of our compensation committee, approved (i) a cash compensation bonus of NIS 375,000 to Yehu Ofer, our Chief Executive Officer, and an award to him of 120,000 options to purchase shares of our common stock, (ii) a cash compensation bonus of NIS 60,000 to Einav Brenner, our Chief Financial Officer, and an award to her of 30,000 options to purchase shares of our common stock and (iii) a cash compensation bonus of NIS 120,000 to Jacob Avinu, our Senior VP – Head of U.S. Business Unit (who was then our Senior VP of Product Portfolio), and an award to him of 40,000 options to purchase shares of common stock. So long as the executive continues as a service provider with us, the options will vest with respect to one-third of the shares of common stock on the first anniversary of the grant date and, with respect to the balance of the shares of common stock, will vest over two years in eight equal quarterly installments following the first anniversary of the grant date. The options are subject to acceleration of vesting in the event of a change of control.

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

On December 4, 2025, our board of directors approved and we entered into an amendment to the employment agreement with Mr. Ofer. Pursuant to the amendment, effective with the salary for November 2025, Mr. Ofer’s gross monthly base salary increased to NIS 99,000. The amendment also revises Mr. Ofer’s incentive and termination provisions. Beginning with the 2026 calendar year, subject to the achievement of board-approved performance targets, Mr. Ofer is eligible for an annual bonus of up to five monthly salaries and a special discretionary bonus of $200,000 for exceptional accomplishments. Additionally, commencing in 2026, we agreed that we will recommend an annual grant of options to purchase not less than 50,000 shares of common stock, subject to meeting annual targets, with the exercise price and vesting schedule to be determined by the board of directors. In the event Mr. Ofer’s employment is terminated by us (except in the circumstances detailed in his original employment agreement) or he resigns for Good Reason (as defined in the amendment), he is entitled to an “adjustment period” payment equal to six monthly salaries, subject to the execution of a release; provided, however, that if we achieve our targets for 2026, this payment shall increase to nine monthly salaries. Other than as amended, the terms and benefits of Mr. Ofer’s original employment agreement remain unchanged and in full force and effect.

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

On July 23, 2025, our board of directors approved the appointment of Mr. Avinu as the Company’s Senior VP – Head of U.S. Business Unit. Mr. Avinu, who served as the Company’s Senior VP of Product Portfolio since November 2022, began his new position on August 1, 2025. In connection with his appointment as Senior VP – Head of U.S. Business Unit, the Company entered into an employment agreement with Mr. Avinu on July 23, 2025 that provides for an annual base salary of $298,000. The employment agreement also provides that Mr. Avinu may be entitled to receive an annual special performance bonus of up to 30% of his base salary, subject to achievement of annual personal objectives and to Company performance, in each case subject to the sole discretion of the Company’s CEO and approval by the board of directors. Under the employment agreement, Mr. Avinu may also be eligible for a one-time special performance option grant, the amount to be determined by the CEO based on achievement of annual personal objectives and Company performance and subject to approval by the board of directors. The employment agreement further provides that Mr. Avinu is entitled to a one-time relocation allowance and one-time special salary payment, in addition to reimbursement of certain specific expenses related to his relocation to the U.S. In accordance with the terms of the employment agreement, Mr. Avinu will also receive additional benefits customary for an executive officer of his experience and for companies of similar stature and standing to that of the Company.

Outstanding Equity Awards

The following table provides information regarding equity awards for each of our named executive officers as of December 31, 2025.

	Options Award							Stock Awards	Equity Incentive Plan Awards:
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Vesting Schedule	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested

Yehu Ofer,	300,000	-	-	4.50	*	November 14, 2029	-	-	-
Chief Executive	112,498	37,502	-	3.00	*	July 9, 2030	-	-	-
Officer	49,996	70,004	-	4.80	*	September 16, 2031
	-	150,000		6.50		March 10, 2032

Einav Brenner,	34,998	35,002	-	4.50	*	June 13, 2031	-	-	-
Chief Financial Officer	12,499	17,501	-	4.80	*	September 16, 2031	-	-	-

Jacob Avinu,	100,000	-	-	4.50	*	November 14, 2029	-	-	-
	14,999	5,001	-	3.00	*	July 9, 2030	-	-	-
Senior VP – Head of U.S. Business Unit	16,665	23,335	-	4.80	*	September 16, 2031	-	-	-

*	33.33% of the options granted will vest on the first anniversary date of the option grant, and 8.33% of the options will vest at the end of each subsequent three-month period thereafter over the course of the following two years. Pursuant to an acceleration mechanism, any outstanding and unvested options shall immediately accelerate and vest upon the occurrence of certain events, including, inter alia, a merger or sale of all our assets.

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

Director Compensation

The following table sets out the compensation earned or paid to directors for services rendered during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash		Stock Awards (*)	Option Awards (*)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	$ in thousands
Prof. Benad Goldwasser	$250	(1)	$-	$-	-	-	$-	$250
Dr. Carlo Papa	$262	(2)	$-	$-		-	$-	$262
Moshe (Mori) Arkin	$16		$-	$-	-	-	$-	$16
Inbal Kreiss	$32		$-	$-	-	-	$-	$32
Zeev Vurembrand	$32		$-	$-	-	-	$-	$32
Ronit Rubin	$24		$-	$-	-	-	$-	$24
Jackson Schneider	$100		$-	$166	-	-	$-	$266
Nir Nimrodi	$29		$-	$-	-	-	$-	$29

(1)	Includes bonus of $130 thousands

(2)	Includes compensation earned as Chairman of Odysight.ai EU.

(*)	The amount shown in the “Stock Awards” and “Option Awards” columns represents the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal year 2025. The fair value of each stock option award is estimated as of the date of grant using the Black-Scholes valuation model.

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

On March 15, 2020, our board of directors approved a quarterly fee of $4,000 payable to each of our currently serving directors, excluding Prof. Goldwasser. On each of April 9, 2021 and August 12, 2021, our board of directors approved the same terms for directors appointed subsequent to March 15, 2020. On September 19, 2025, our board of directors approved a quarterly fee in the amount of $2,000 payable to each current and future director as a member of the audit committee, compensation committee, and executive committee for his/her service on each such committee, which amount shall be in addition to any other fees to which such member is entitled to receive as a member of the board or any other committee. This arrangement does not apply to any current or future member of a board committee who is compensated pursuant to a separate service agreement with the Company, and each such member shall not be eligible to receive additional compensation for service on board committees.

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

On February 18, 2025, Odysight.ai EU entered into two-year agreement with Dr. Papa, who will serve as Odysight.ai EU’s president and legal representative, effective as of January 9, 2025. Pursuant to the agreement, Dr. Papa will receive: (i) an annual fee of €120,000 for such service, to be paid in equal monthly installments, (ii) a signing bonus of €20,000, (iii) an entry bonus equal to an amount of €40,000 reflecting Dr. Papa’s prior effort and support in the development of the Italian subsidiary and (iv) such other insurance, termination fees and other benefits as provided in the agreement.

On July 1, 2025, following termination of the February 18, 2025 agreement with Dr. Papa, Odysight.ai Inc. entered into a two-year agreement with Dr. Papa, who will continue to serve as Odysight.ai EU’s president and legal representative. Pursuant to the agreement, Dr. Papa will continue to receive: (i) an annual fee of €120,000 for such service, to be paid in equal monthly installments and (ii) such other insurance, termination fees and other benefits as provided in the agreement.

On March 10, 2025, our board of directors, upon recommendation of our compensation committee, approved a one-time cash compensation bonus of $130,000 to Prof. Goldwasser.

On August 13, 2025, we entered into a revised Director Appointment and Service Agreement with Jackson Schneider. Under the revised agreement, Mr. Schneider’s annual fee for service on the board of directors will increase from $80,000 to $120,000, which will be paid on a monthly basis in equal installments, and the Company will recommend that the board of directors grant Mr. Schneider options to purchase a total of 50,000 shares of common stock, at an exercise price per share that will be determined at the sole discretion of the board and shall be subject to provisions of the applicable equity incentive plan under which the options are granted, and vesting over a period of three years. In addition, the revised agreement provides that Mr. Schneider will receive a one-time commission for initiating or facilitating new commercial agreements between the Company and certain pre-approved third parties (“Eligible Customers”), such as major OEMs. The commission is based on actual net revenue generated from these new agreements (“Qualifying Transactions”) and is structured as follows: 2% commission on net revenue up to $250 million, 1.5% commission on net revenue between $250 million and $400 million, and 1% commission on net revenue exceeding $400 million. The list of Eligible Customers is to be mutually agreed upon and updated quarterly in writing. Commissions are paid within 30 days after the Company receives the applicable net revenue, which is defined as actual revenue received and recognized by the Company, less third-party costs, applicable taxes and any conditional payments until such conditions are satisfied. No commission is payable if a Qualifying Transaction is cancelled, and any previously paid commission must be refunded. “Qualifying Transactions” are defined as new (not follow-on) commercial agreements for Company products, resulting solely from Mr. Schneider’ efforts.

On February 19, 2026, our board of directors approved a three-year extension of the expiration dates of 407,034 outstanding options previously granted to employees, directors and service providers that were scheduled to expire in 2027. These options will now expire in 2030. This extension included 318,207 options held by Prof. Goldwasser. All other terms and conditions of the options remain unchanged.

From time to time our directors, including those with separate compensation arrangements with the Company as described above, receive periodic grants of equity securities for their service as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficially owned holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. Applicable percentage ownership is based on 16,359,410 shares of common stock outstanding as of March 18, 2026. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise indicated below, the address for each beneficial owner listed in the table below is c/o Odysight.ai Inc., 12 Abba Hillel Silver RD, Sasson Hugi Tower, Ramat Gan 5250606, Israel.

Name and Address of Owner	Shares of Common Stock Owned Beneficially(1)	Percent of Class
Yehu Ofer(2)	566,824	3.35%
Einav Brenner(3)	61,664	* %
Eilam Sagi	-	-%
Jacob Avinu(4)	138,332	* %
Prof. Benad Goldwasser(5)	807,979	4.76%
Moshe (Mori) Arkin(6)	7,943,827	41.83%
Inbal Kreiss(7)	51,023	* %
Jackson Schneider(8)	44,998	* %
Nir Nimrodi(9)	34,998	* %
Ronit Rubin(10)	29,998	* %
Carlo Papa(11)	14,999	* %
Zeev Vurembrand(12)	66,023	* %
Directors and officers as a group (12 individuals)	9,760,665	47.43%

Phoenix Financial Ltd. (13)	3,777,878	21.01%
The More Group (14)	1,436,692	8.56%
Sudoku Capital Ltd. (15)	1,153,846	7.05%
Kranot Hishtalmut (16)	820,737	5.02%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners named in the table had, to our knowledge and unless otherwise indicated, direct ownership of and sole voting and investment power with respect to the shares of common stock beneficially owned by him or her.

(2)	Includes options to purchase 547,491 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 18, 2026.

(3)	Consists of options to purchase 61,664 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 18, 2026.

(4)	Consists of options to purchase 138,332 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 18, 2026.

(5)	Includes (i) options to purchase 614,038 shares of common stock which are currently exercisable or will become exercisable within 60 days of March 20, 2025 and (ii) 75,000 shares of common stock beneficially owned directly by Prof. Goldwasser’s spouse.

(6)	Based in part upon information contained in a Schedule 13G filed on March 6, 2025 by Mr. Arkin to report holdings as of February 10, 2025. The securities included herein are held (i) by Mr. Arkin directly or by M. Arkin (1999) Ltd., a company wholly-owned by Mr. Arkin, as follows: (a) 2,959,143 shares of common stock, (b) options to acquire 56,579 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 18, 2026 and (c) warrants to acquire 222,223 shares of common stock that are current exercisable; and (ii) by Phoenix Insurance Company Ltd. on behalf of Mr. Arkin, as follows: (a) 2,352,941 shares of common stock and (b) warrants to acquire 2,352,941 shares of common stock that are currently exercisable.

(7)	Consists of options to purchase 51,023 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 18, 2026.

(8)	Consists of options to purchase 44,998 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 18, 2026.

(9)	Consists of options to purchase 34,998 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 18, 2026.

(10)	Consists of options to purchase 29,998 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 18, 2026.

(11)	Consists of options to purchase 14,999 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 18, 2026.

(12)	Consists of options to purchase 51,023 shares of common stock that are currently exercisable or will become exercisable within 60 days of March 18, 2026.

(13)	Based in part on information provided to or available to us and in part on information contained in a Schedule 13G filed on June 5, 2025 by Phoenix Financial Ltd. to report holdings as of March 31, 2025. The securities reported herein include 1,620,189 warrants to purchase shares of common stock that are currently exercisable. Securities reported in the Schedule 13G are beneficially owned by various direct or indirect, majority or wholly-owned subsidiaries of Phoenix Financial Ltd., which manage their own funds and/or the funds of others, including for holders of exchange-traded notes or various insurance policies, members of pension or provident funds, unit holders of mutual funds and portfolio management clients. Each of the subsidiaries of Phoenix Financial Ltd. operates under independent management and makes its own independent voting and investment decisions. Not included as beneficially owned by Phoenix Financial Ltd. are shares of common stock and warrants to acquire shares of common stock that are currently exercisable, each as held by Phoenix Insurance on behalf of Mr. Arkin and included in the shares of common stock that are beneficially owned by Mr. Arkin, as indicated in footnote 6 above. The business address of Phoenix Financial Ltd. is Derech Hashalom 53, Givataim 53454, Israel.

(14)	Based upon information contained in a Schedule 13G filed on January 8, 2026 by the Y.D. More Investment Ltd., or Y.D. More, to report holdings as of January 6 2026. The securities reported herein include warrants to purchase 432,099 shares of common stock that are currently exercisable. Y.D More is an Israeli public company controlled through a voting agreement among the following individuals and entities, each of which is a reporting person in the Schedule 13G: (a) Yosef Meirov, directly and through B.Y.M. Mor Investments Ltd., a company he controls with Michael Meirov and Dotan Meirov, (b) Benjamin Meirov (c) Yosef Levy and (d) Eli Levy through Elldot Ltd., a wholly owned company. Other reporting persons in the Schedule 13G include More Mutual Funds Management (2013) Ltd. and More Investment House Portfolio Management Ltd., each of which is a wholly-owned subsidiaries of Y.D. More, and More Provident Funds and Pension Ltd., which is a majority-owned subsidiary of Y.D. More. The business address of the More Group is 2 Ben Gurion Street, Ramat Gan, Israel.

(15)	Based on information provided to or available to us. Sudoku Capital Ltd. is an entity affiliated with Shmuel Harlap. The business address of Sudoku Capital Ltd. is Sokolov 62, Ramat Hasharon, Israel.

(16)	Based in part on information provided to or available to us and in part on information contained in a Schedule 13G filed on February 20, 2025 by Kranot Hishtalmut Le Morim Ve Gananot Hevera Menahelet Ltd. (on behalf of various investment paths, each of which is known in Hebrew as a “maslul”) and Kranot Hishtalmut Le Morim Tichoniim Hevera Menahelet Ltd. (on behalf of various investment paths, each of which is known in Hebrew as a “maslul”), or the Management Companies, to report holdings as of February 14, 2025. The Management Companies, which manage various education funds (referred to in Hebrew as “kranot hishtalmut”), operate under independent management and make their own independent voting and investment decisions. Any economic interest or beneficial ownership in any of the securities is held for the benefit of the members of the education funds. The business address of the Management Companies is 8 Sderot Sha’ul HaMelech St., Tel Aviv 64733, Israel.

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

In June 2024, our board of directors approved the 2024 Share Incentive Plan, or the 2024 Plan. The 2024 Plan initially included a pool of 234,484 shares of common stock, representing the number of shares remaining available for grant under the 2020 Plan. These shares are available for future grant to our employees, consultants, directors and other service providers. Shares that were subject to awards granted under either the 2020 Plan or the 2024 Plan that have expired or were cancelled or become un-exercisable for any reason without having been exercised in full shall become available for future grant under the 2024 Plan. In July 2024, our board of directors approved an increase to the 2024 Plan’s option pool by an additional 850,000 shares of common stock. In December 2025, our stockholders voted to approve an increase to the 2024 Plan’s option pool by an additional 777,000 shares of common stock.

The following table provides certain information as of December 31, 2025, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	990,500	5.01	963,270

Equity compensation plans not approved by security holders	2,354,181	3.49	-
Total	3,344,681	3.94	963,270

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

Eligibility. The 2020 Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Israeli Income Tax Ordinance (New Version), 5721-1961, or the Ordinance, and Section 3(i) of the Ordinance and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Internal Revenue Code, or the Code, and Section 409A of the Code.

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

Each award will expire seven years from the date of the grant thereof unless such shorter term of expiration is otherwise designated by the administrator. On February 19, 2026, our board of directors approved a three-year extension of the expiration dates of certain outstanding options. For more information, see “Item 11 — Executive Compensation — Director Compensation.”

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

Termination of Employment. For grantees who terminated their employment with us or any of our affiliates prior to July 5, 2022, all vested and exercisable awards held by such grantees as of the date of termination may be exercised within three months, unless otherwise determined by the administrator. For grantees who terminated their employment with us or any of our affiliates after July 5, 2022, all vested and exercisable awards held by such grantees as of the date of termination may be exercised within three years, unless otherwise determined by the administrator. After such three month or three-year period, as applicable, all such unexercised awards will terminate, and the shares covered by such awards shall again be available for issuance under the 2020 Plan.

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

Authorized Shares. The maximum number of shares of common stock available for issuance under the 2024 Plan is 2,006,200 shares, or such number as our board of directors may determine from time to time. Awards granted under either the 2020 Plan or the 2024 Plan that have expired or was cancelled or become un-exercisable for any reason without having been exercised in full, the shares that were subject thereto shall become available for future grant under the 2024. As of March 18, 2026, an aggregate of 1,252,414 shares have been granted under the 2024 Plan and 753,786 shares were available for future awards under the 2024 Plan.

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

The administrator also has the authority to amend and rescind rules and regulations relating to the 2024 Plan or terminate the 2024 Plan at any time before the date of expiration of its ten-year Eligibility. The 2024 Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Ordinance and Section 3(i) of the Ordinance, and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Code, and Section 409A of the Code. The 2024 Plan was approved by stockholders in July 2024.

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

Each award will expire seven years from the date of the grant thereof unless such shorter term of expiration is otherwise designated by the administrator.

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

On July 16, 2024, we issued 2,144,583 shares of our common stock in consideration for a purchase price of $4.80 per share to new and existing investors, including Mr. Arkin (via M. Arkin (1999) Ltd.), who currently serves as a director on our board of directors, and The Phoenix Holdings, through Phoenix Insurance and Phoenix Amitim. We raised approximately $10.3 million (gross) in the private placement. The shares of common stock were issued pursuant to Regulation S of the Securities Act.

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

On July 27, 2025, we entered into a cloud services agreement with AllCloud for the provision of certain cloud services in an amount of up to $100,000 per year. Ronit Rubin, a member of our board of directors, serves as a Co-CEO of AllCloud. The Company paid an aggregate of $7 thousand to AllCloud in 2025.

On August 13, 2025, we entered into a revised Director Appointment and Service Agreement with Jackson Schneider. Under the revised agreement, Mr. Schneider will receive a one-time commission for initiating or facilitating new commercial agreements between the Company and certain pre-approved third parties. For more information, see “Item 11 — Executive Compensation — Director Compensation.”

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

Our board of directors has determined that Professor Benad Goldwasser, Ms. Inbal Kreiss, Ms. Ronit Rubin, Mr. Zeev Vurembrand and Mr. Nir Nimrodi do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent”.

Item 14. Principal accounting fees and services

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by Brightman Almagor Zohar & Co., a firm in the Deloitte global network, for the fiscal years ended December 31, 2024 and December 31, 2025:

Services	Year Ended December 31, 2025	Year Ended December 31, 2024
	$ in thousands
Audit fees(1)	$125	$145
Tax fees	$2	$15	(2)
Total fees	$127	$160

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Tax fees consist of services related to representing us before the ITA in a VAT assessment.

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

Part IV

Item 15. exhibits AND financial statement schedules

(a) Exhibits.

Exhibit No.	Exhibit Description

2.1	Securities Exchange Agreement, dated September 16, 2019, by and among Medigus Ltd. and Intellisense Solutions Inc. (incorporated by reference to Exhibit 10.1 to the report on Form 8-K filed by Medigus Ltd. on September 17, 2019)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-1 filed with the SEC on July 17, 2023)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2023)
4.1*	Description of the Registrant’s Securities
10.1+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2025)
10.2	Amended and Restated Asset Transfer Agreement, by and between Odysight.ai Ltd. and Medigus Ltd., dated December 1, 2019 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.3+	Consulting Agreement by and between Odysight.ai Ltd. and Prof. Benad Goldwasser, dated July 31, 2019 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on December 31, 2019)
10.4	2020 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 28, 2023)
10.5	2024 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed with the SEC on June 24, 2024)
10.6	Form of Notice of Option Grant and Option Agreement 2020 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed with the SEC on March 28, 2023)
10.7	Form of Notice of RSU Grant and RSU Agreement 2020 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed with the SEC on March 28, 2023)
10.8**	Addendum No. 1 to the Amended and Restated Asset Transfer Agreement, dated July 27, 2020, by and between Odysight.ai Ltd. and Medigus Ltd. (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-1/A filed with the SEC on October 19, 2021)
10.9+	Employment Agreement of Yehu Ofer, dated July 13, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2022)
10.10+	Amendment to Employment Agreement of Yehu Ofer, dated December 4, 2025 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 4, 2025)
10.11+	Employment Agreement of Jacob Avinu entered into July 23, 2025 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 29, 2025)
10.12	Stock Purchase Agreement, dated March 16, 2023, by and between Odysight.ai Inc. and the Investors defined therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.13	Stock Purchase Agreement, dated March 16, 2023, by and between Odysight.ai Inc. and the Investors defined therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)

10.14	Form of Warrant to Purchase Shares of common stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.15	Registration Rights Agreement, dated March 16, 2023, among Odysight.ai Inc. and the Investors defined therein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.16	Registration Rights Agreement, dated March 16, 2023, among Odysight.ai Inc. and the Investors defined therein (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 17, 2023)
10.17+	Director Appointment and Service Agreement of Jackson Schneider, dated August 13, 2025 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on August 13, 2025)
10.18+	Employment Agreement of Einav Brenner, dated February 21, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 6, 2024)
10.19	Form of Subscription Order (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 15, 2024)
10.20+	Director Appointment and Service Agreement of Carlo Papa, dated September 16, 2024 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 26, 2025)
10.21	Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to our Registration Statement on Form S-1, as amended, filed with the SEC on January 28, 2025)
10.22+	Agreement between Carlo Papa and Odysight.ai EU, dated February 18, 2025 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on March 26, 2025)
10.23+*	Agreement between Carlo Papa and Odysight.ai Inc., dated July 1, 2025
10.24+*	Agreement between Eilam Sagi and Odysight.ai Ltd, dated November 13, 2025
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed with the SEC on March 26, 2025)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1/A filed with the SEC on January 24, 2025)
23.1*	Consent Brightman Almagor Zohar & Co., a firm in the Deloitte global network, an independent registered public accounting firm
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
97.1+	Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on March 26, 2025)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Certain confidential information contained in this exhibit, marked by brackets, was omitted because it is both (i) not material and (ii) would likely cause competitive harm to us if publicly disclosed. “[***]” indicates where the information has been omitted from this exhibit
+	Management contract or compensatory plan or arrangement

(b)	Financial Statement Schedules. Schedules have been omitted because the information required to be set out therein is not applicable or is shown in the financial statements or notes thereto.

Item 16. Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSIGHT.AI INC.

By:	/s/ Yehu Ofer
Name:	Yehu Ofer
Title:	Chief Executive Officer
Date:	March 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yehu Ofer	Chief Executive Officer	March 19, 2026
Yehu Ofer	(Principal Executive Officer)

/s/ Einav Brenner	Chief Financial Officer	March 19, 2026
Einav Brenner	(Principal Financial and Accounting Officer)

/s/ Benad Goldwasser	Chairman of the Board	March 19, 2026
Benad Goldwasser

/s/ Ronit Rubin	Director	March 19, 2026
Ronit Rubin

/s/ Jackson Schneider	Director	March 19, 2026
Jackson Schneider

/s/ Nir Nimrodi	Director	March 19, 2026
Nir Nimrodi

/s/ Mori Arkin	Director	March 19, 2026
Mori Arkin

/s/ Inbal Kreiss	Director	March 19, 2026
Inbal Kreiss

/s/ Zeev Vurembrand	Director	March 19, 2026
Zeev Vurembrand

/s/ Carlo Papa	Director	March 19, 2026
Carlo Papa

ODYSIGHT.AI INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Odysight.ai Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odysight.ai Inc. and its Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue — Customization and Development Services — Refer to Note 2k and 9 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes revenue from customization and development services that represent a single performance obligation over the duration of the respective contract (“over time”). These revenues are recognized commensurate with the progress of services, as products are produced and services are rendered, based on the effort expanded through the reporting date relative to total estimated effort to satisfy the performance obligation. During the year ended December 31, 2025 the Company recognized revenues from customization and development services in the amount of $1,150 thousand. The accounting for these contracts requires management to make judgments related to the total estimated amount and cost of man hours and materials required to satisfy the performance obligation.

We identified revenue from customization and development services as a critical audit matter because of the judgments made by management in estimating the total effort to satisfy the performance obligation. This required a high degree of auditor judgment and an increased extent of effort, in relation to our audit as whole.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenues from customization and development services included the following, among others:

●	We obtained an understanding of the contractual terms.

●	We tested the accuracy of the actual effort incurred through the reporting date to satisfy the performance obligation by performing a sample of actual costs and obtaining supporting documents.

●	We evaluated the reasonability of estimated total effort to satisfy the performance obligation by:

–	Inquiring of Company research and development personnel to understand the process used to develop management’s estimate.
–	Comparing the amount of effort incurred to date to management’s historical estimates and inquiring regarding differences.

●	We tested the mathematical accuracy of management’s calculation of effort expanded through the reporting date relative to total estimated effort.

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 19, 2026

We have served as the Company’s auditor since 2020.

ODYSIGHT.AI INC.

CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2025	2024
		USD in thousands

Assets

CURRENT ASSETS:
Cash and cash equivalents		25,677	18,164
Restricted cash		333	-
Restricted deposit		-	322
Accounts receivable	9	278	1,510
Inventory	3	50	203
Other current assets		1,164	588
Total current assets		27,502	20,787

NON-CURRENT ASSETS:
Contract fulfillment assets	9	-	1,017
Property and equipment, net	4	346	407
Operating lease right-of-use assets	10	739	1,113
Severance pay asset		296	259
Other non-current assets		96	96
Total non-current assets		1,477	2,892

TOTAL ASSETS		28,979	23,679

Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable		480	442
Contract liabilities - short term	9	165	702
Operating lease liabilities - short term	10	511	539
Accrued compensation expenses		1,400	1,124
Related parties	7	115	120
Other current liabilities	5	327	368
Total current liabilities		2,998	3,295

NON-CURRENT LIABILITIES:
Contract liabilities - long term	9	-	1,373
Operating lease liabilities - long term	10	259	508
Liability for severance pay		296	259
Total non-current liabilities		555	2,140

TOTAL LIABILITIES		3,553	5,435

SHAREHOLDERS’ EQUITY:	8
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2025 and December 31, 2024, 16,357,327 and 12,612,517 shares issued and outstanding as of December 31, 2025 and December 31, 2024		17	13
Additional paid-in capital		88,418	64,205
Accumulated deficit		(63,009)	(45,974)
TOTAL SHAREHOLDERS’ EQUITY		25,426	18,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		28,979	23,679

The accompanying notes are an integral part of these consolidated financial statements.

ODYSIGHT.AI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
	Note	2025	2024
		USD in thousands (except per share data)

REVENUES	9	3,015	3,964
COST OF REVENUES	11	2,144	2,807
GROSS PROFIT		871	1,157
RESEARCH AND DEVELOPMENT EXPENSES	12	9,639	6,884
SALES AND MARKETING EXPENSES	13	2,327	1,218
GENERAL AND ADMINISTRATIVE EXPENSES	14	7,040	5,562
OPERATING LOSS		(18,135)	(12,507)
FINANCING INCOME, NET		1,100	740
NET LOSS		(17,035)	(11,767)
Net loss per share (basic and diluted, in USD)		(1.07)	(1.03)
Weighted average common shares (basic and diluted, in thousands)		15,900	11,445

The accompanying notes are an integral part of these consolidated financial statements.

ODYSIGHT.AI INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity
	Number in thousands	Amount	USD in thousands

Balance at January 1, 2025	12,613	$13	$64,205	$(45,974)	$18,244
Stock based compensation (see note 8)	-	-	3,078	-	3,078
Issuance of shares upon RSU vesting (see note 8)	11	*	*	-	-
Options exercise	81		272		272
Issuance of shares, net of issuance cost (see note 8)	3,653	4	20,863	-	20,867
Net loss	-	-	-	(17,035)	(17,035)
Balance at December 31, 2025	16,358	$17	$88,418	$(63,009)	$25,426

	Common stock		Additional paid-in capital	Accumulated deficit	Total Shareholders’ equity
	Number in thousands	Amount	USD in thousands

Balance at January 1, 2024	10,444	$10	$52,004	$(34,207)	$17,807
Stock based compensation (see note 8)	-	-	2,386	-	2,386
Issuance of shares upon RSU vesting (see note 8)	24			-	-
Issuance of shares, net of issuance cost (see note 8)	2,145	3	9,815	-	9,818
Net loss	-	-	-	(11,767)	(11,767)
Balance at December 31, 2024	12,613	$13	$64,205	$(45,974)	$18,244

*	Represents an amount of less than $1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

ODYSIGHT.AI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(17,035)	(11,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117	123
Stock based compensation	3,078	2,386
Loss from exchange differences	23	19
Interest income in respect of deposits	12	72

CHANGES IN OPERATING ASSET AND LIABILITY:
Decrease (Increase) in accounts receivable	1,260	(138)
Decrease in inventory	153	301
Decrease in operating lease liability	(510)	(379)
Decrease in right-of-use asset	499	379
Increase in other current and non-current assets	(535)	(156)
Severance pay asset and liability	-	10
Increase accounts payable	56	155
Decrease in contract fulfillment assets	1,017	239
Decrease in current and non-current contract liabilities	(1,910)	(247)
Increase in accrued compensation expenses	113	578
Increase (decrease) in related parties	(5)	79
Increase (decrease) in other current and non-current liabilities	(36)	129
Net cash flows used in operating activities	(13,703)	(8,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56)	(53)
Withdrawal of short terms deposits	310	8,000
Investment in short terms deposits and restricted deposit	-	(310)
Net cash flows provided by investing activities	254	7,637

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance cost	20,867	9,818
Proceeds from options exercise	272	-
Net cash flows provided by financing activities	21,139	9,818

INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	7,690	9,238
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	18,164	8,945
EFFECT FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	156	(19)
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	26,010	18,164

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	25,677	18,164
Restricted cash	333	-
Total cash, cash equivalents and restricted cash	26,010	18,164

The accompanying notes are an integral part of these consolidated financial statements.

Non cash activities -

	Year ended December 31,
	2025	2024
	USD in thousands
SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Right-of-use assets obtained in exchange for operating lease liabilities	206	167
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(81)	(55)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.	Odysight.ai Inc (the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2013.

The Company’s wholly owned subsidiary, Odysight.ai Ltd (“Odysight.ai”) was incorporated in the State of Israel on January 3, 2019, and was merged into the Company on December 31, 2019, in a share exchange transaction, following which the surviving operations of the merged entity were the operations of Odysight.ai.

On February 28, 2024, D. VIEW Ltd., a wholly owned subsidiary of the Company was incorporated in the State of Israel to act as a local representative for the defense market.

On January 9, 2025, Odysight.ai Eu S.r.l., a wholly owned subsidiary of the Company was incorporated under the laws of Italy.

References to the Company include the subsidiaries unless the context indicates otherwise.

The Company, through its subsidiaries, provides vision-based solutions for the Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) markets. The Company’s video sensor-based solutions and its embedded software, and AI algorithms are deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases and allow maintenance and operations teams visibility into areas which are inaccessible under normal operation, or where the operating ambience is not suitable for continuous real-time monitoring.

In February 2025, the Company completed a public offering, generating gross proceeds of approximately $23.7 million. Following the deduction of issuance costs, the Company received net proceeds of approximately $20.9 million.

With connection to this public offering, on February 11. 2025, the Company’s common stock, which prior to such date, were traded on the OTCQB, began trading on the Nasdaq Capital Market under the same symbol “ODYS”.

For additional information see note 8(a)(4).

b.	Since the incorporation of Odysight.ai and through December 31, 2025, the Company accumulated a deficit of approximately $63 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’s cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these Consolidated Financial Statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, which may require the Company to obtain additional funding in order to continue its future operations until becoming profitable.

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

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

e. Restricted cash and restricted deposit

The restricted cash and restricted deposit consist of funds that are contractually restricted as to usage or withdrawal due to guarantees made to the Company’s client.

Restricted deposit are with maturities of more than three months but less than one year.

f. Accounts receivable

Accounts receivable are presented in the Company’s consolidated balance sheets net of allowance for credit loss. The Company estimates the collectability of its accounts receivable balances and adjusts its allowance for credit losses accordingly.

When revenue recognition criteria are not met for a sale transaction that has been billed, the Company does not recognize deferred revenues or the related account receivable.

As of December 31, 2025 and 2024, no allowance for doubtful accounts was recorded.

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

h. Severance pay

Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Pursuant to Section 14 of the Severance Compensation Act, 1963 (“Section 14”), all of Odysight.ai’s employees in Israel are entitled to a monthly contribution, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Contributions under Section 14 relieve Odysight.ai from any future severance payment obligation with respect to those employees. The aforementioned contributions are not recorded as an asset on the Company’s balance sheet and there is no liability recorded, as the Company does not have a future obligation to make any additional payments.

The asset and the liability for severance pay presented in the balance sheets reflect employees that began employment prior to automatic application of Section 14.

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

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i. Stock-Based Compensation

The Company applies the fair value recognition provisions of ASC 718, Compensation - Stock Compensation, or ASC 718, for stock-based awards granted to employees, directors and other providers for their services.

The Company measures and recognizes compensation expenses for its equity classified stock-based awards granted under its plan based on estimated fair values on the grant dates. The Company calculates the estimated fair value of option awards on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. The Company’s expected dividend rate is zero since the Company does not currently pay cash dividends on its stocks and does not anticipate doing so in the foreseeable future. Volatility is derived from a blend of the Company’s volatility and historical volatility of publicly traded set of peer companies. The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. The weighted average expected life of options was estimated individually in respect of each grant. Each of the above factors requires the Company to use judgment and make estimates in determining the percentages and time periods used for the calculation. If the Company were to use different percentages or time periods, the estimated fair value of option awards could be materially different. The Company recognizes stock-based compensation cost for option awards on an accelerated basis over the employee’s requisite service period, forfeitures are accounted for as they occur.

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

The inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technological developments and market conditions.

k. Revenue recognition

a)	Revenue measurement

The Company’s revenues are measured according to ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenues are measured according to the amount of consideration that the Company expects to be entitled to receive in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. Revenues are presented net of VAT.

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share for the years ended December 31, 2025 and December 31, 2024, since all such securities have an anti-dilutive effect.

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

r. Segment reporting

The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its CEO, who reviews the financial information for the purposes of making operating decisions, assessing financial performance, and allocating resources. For information regarding the Company’s revenue as well as a summary of significant expense categories, see Note 16.

s. New accounting pronouncements

The Company adopted the following accounting standards during the year:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. Accordingly, the expanded disclosures are provided for the year ended December 31, 2025, while prior period disclosures have not been retroactively adjusted and continue to be presented under the previous disclosure requirements. As this update only impacts disclosures, its adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. See Note 6 Income Taxes for additional information.

Recently issued accounting pronouncements, not yet effective

a.	In November 2024, the FASB issued ASU 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires the disaggregation of certain expenses in the financial statements notes, to provide enhanced transparency into the expense captions presented on the face of the consolidated statement of operations. ASU 2024-03 is effective for annual reporting periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and may be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2024-03 and its effect on its consolidated financial statements and related disclosures.

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

b.	In July 2025 the FASB issued ASU No. 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for financial statements issued for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating ASU 2025-05 and its effect on its consolidated financial statements and disclosures.

c.	In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which introduced new guidance on disclosures to provide clarity about the current requirements for interim reporting. This guidance is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2025-11 will have on its consolidated financial statements.

d.	In October 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which introduced authoritative guidance on the accounting for government grants received by business entities. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact ASU 2025-10 will have on its consolidated financial statements.

NOTE 3 - INVENTORY:

	December 31,
	2025	2024
	USD in thousands
Raw materials and supplies	50	172
Work in progress	-	19
Finished goods	-	12
	50	203

During the first quarter of 2025, the Company recognized an inventory impairment related to the Client in the amount of $203 thousand. See Note 9.

NOTE 4 - PROPERTY AND EQUIPMENT, NET:

	December 31,
	2025	2024
	USD in thousands
Cost:
Machinery and laboratory equipment	629	629
Leasehold improvements, office furniture and equipment	177	177
Computers and computer software	337	281
	1,143	1,087
Less: accumulated deprecation	(797)	(680)
Total property and equipment, net	346	407

Depreciation expenses were $117 thousand and $123 thousand for the years ended December 31, 2025 and 2024, respectively.

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER CURRENT LIABILITIES:

	December 31,
	2025	2024
	USD in thousands
Government authorities	90	79
Accrued expenses	209	261
Other payables	28	28
	327	368

NOTE 6 - INCOME TAXES:

a.	Basis of taxation

1.	Tax rates applicable to the income of the Israeli subsidiaries:

Odysight.ai Ltd. and D. View Ltd. are taxed according to Israeli tax laws.

The Israeli corporate tax rate from the year 2018 and onwards is 23%.

2.	Tax rates applicable to the income of the U.S. company, Odysight.ai Inc.:

The Company is taxed according to U.S. tax laws.

The U.S. corporate tax rate is 21%.

3.	Tax rates applicable to the income of the Italian subsidiary :

Odysight.ai EU Srl. is taxed according to Italian tax laws.

Italy corporate tax rate is 24%.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2025	2024
	USD in thousands
Operating loss carryforward	55,700	34,433

Net deferred tax asset before valuation allowance	12,791	7,991
Valuation allowance	(12,791)	(7,991)
Net deferred tax	-	-

As of December 31, 2025, the Company has provided a full valuation allowance of $12,791 thousand in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (Continued):

c.	Available carryforward tax losses:

As of December 31, 2025, the Company has an accumulated tax loss carryforward of approximately $55,700 thousand. Carryforward tax losses in Israel are of unlimited duration. Under the Tax Cut and Jobs Act of 2017 (the “Tax Act”) (subject to modifications under the Coronavirus Aid, Relief, and Economic Security Act), federal net operating losses (NOL) incurred in taxable years ending after December 31, 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

e.

The following table presents the reconciliation between the Company’s theoretical income tax and effective income tax for the year ended December 31, 2025 after the adoption of ASU 2023-09. The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025.

	Year ended December 31, 2025
	USD in thousands	Percentage

Loss before taxes as reported in the consolidated statements of income	(17,035)
U.S. Federal Statutory rate tax		21%
Theoretical Tax Income	(3,577)

Foreign Tax Effects:
Israel
Statutory tax rate difference	(331)	1.94%
Non-deductible items – Stock based compensation	706	(4.15)%
Non-deductible items – other	7	(0.04)%
Tax benefits	(308)	1.81%
Changes in valuation allowances	4,752	(27.90)%

Other countries	4	(0.03)%

Changes in valuation allowances	48	(0.28)%

Non-deductible items	54	(0.31)%

Currency differences	(1,355)	7.96%

Effective Tax Expense	0	0.00%

Cash paid for income taxes:

The Company did not pay any significant income taxes between 2024-2025.

Disaggregation of Los:

The Domestic and foreign components of loss before income taxes were as follows for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
	USD in thousands
Domestic (US)	484	612
Foreign (Israel and Italy) *	16,551	11,155
Total loss	17,035	11,767

*	99% of the Foreign is amount related to Israel

Uncertain Tax Positions

The Company had no uncertain tax positions as of December 31, 2025 and December 31, 2024.

NOTE 7 – RELATED PARTIES:

Related Parties’ Balances:

	December 31,
	2025	2024
	USD in thousands
Directors (directors’ accrued compensation)	115	120
	115	120

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EQUITY:

a.	Private placement:

1.	On March 29, 2021, the Company issued to certain investors, including Arkin, a major stockholder of the Company, of which Moshe (Mori) Arkin, a director of the company, is the owner, 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consisted of (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $10.35 per share. Each such warrant is exercisable until the close of business on March 31, 2026. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of Company common stock equal or exceeds 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company may force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

2.	On March 16, 2023, the Company consummated a private placement with (i) Moshe Arkin and (ii) The Phoenix Insurance Company Ltd. and Shotfut Menayot Israel – Phoenix Amitim, for the sale of an aggregate amount of 3,294,117 units, at a purchase price of $4.25 per unit resulting in gross proceeds of $14,000,000. Each unit consisted of: (i) one share of common stock and (ii) one warrant to purchase one share of common stock with an exercise price of $5.50 per share. The warrants are immediately exercisable and will expire three years from the date of issuance and will be subject to customary adjustments.

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

4.	On February 12, 2025, the Company completed a U.S. underwritten public offering issuing 3,307,692 shares of the Company’s common stock at a price of $6.50 per share. The Company also granted the underwriters a 30-day over-allotment option to purchase up to an additional 496,153 shares at a purchase price of $6.50 per share. On February 14, 2025, the Company sold an additional 345,432 shares of common stock as a result of a partial exercise of the over-allotment option at the public offering price of $6.50 per share. The unexercised over-allotment option has expired. Following the exercise of the over-allotment option, the Company sold a total of 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions and estimated offering expenses. After deducting issuance costs, the Company received proceeds of approximately $20.9 million.

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY (continued):

Warrants:

As of December 31, 2025, the Company had the following outstanding warrants to purchase common stock:

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

The 2024 Plan initially included a pool of 234,484 shares of common stock, representing the number of shares remaining available for grant under the 2020 Plan. These shares are available for future grant to Company employees, consultants, directors and other service providers. Shares that were subject to awards granted under either the 2020 Plan or the 2024 Plan that have expired or were cancelled or become unexercisable for any reason without having been exercised in full shall become available for future grant under the 2024 Plan.

In July 2024, the Company’s Board of Directors approved an increase to the 2024 Plan’s option pool by an additional 850,000 shares of common stock.

Also in July 2024, stockholders approved the 2024 Plan.

In December 2025, the Company’s Board of Directors approved an increase to the 2024 Plan’s option pool by an additional 777,000 shares of common stock.

The 2020 Plan and 2024 Plan each provide for the grant of stock options (including incentive stock options and nonqualified stock options), shares of common stock, restricted shares, restricted share units, and other share-based awards.

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EQUITY (continued):

Stock Option Activity

The following summarizes stock option activity:

	Amount of options	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$		$ in thousands
Outstanding - January 1, 2024	2,455,069	3.46	5.04	312
Granted	795,500	4.77	-	-
Forfeited	(23,335)	3.00	-	-
Outstanding - December 31, 2024	3,227,234	3.78	4.66	13,605

Granted	331,000	5.37	-	-
Forfeited	(137,286)	3.94	-	-
Exercised	(80,434)	3.36	-	-
Outstanding - December 31, 2025	3,340,514	3.95	4.06	650

Options Exercisable - December 31, 2025	2,413,154	3.68	3.44	589

The aggregate intrinsic value of options granted is calculated as the difference between the closing price and the exercise price on the same date.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The weighted-average grant date fair value per option granted during the year ended December 31, 2025 was $4.12. The fair value of each award is estimated using Black-Scholes option-pricing model based on the following assumptions: based on underlying value of shares of $3.97-6.14, exercise price of $4.0-$6.5, expected volatility of 99.39%-99.47%, term of the options – 4.375-7 years and risk-free interest rate 3.57%-4.10%.

The unrecognized compensation expense calculated under the fair-value method for stock options expected to vest as of December 31, 2025 is approximately $1.5 million and is expected to be recognized over a weighted-average period of 1.19 years.

During 2024, the Company’s Board of Directors authorized the grant of options to purchase 60,000 shares of common stock of the Company to Prof. Goldwasser, the Chairman of the Board.

During 2025 and 2024, the Company’s Board of Directors authorized the grant of options to purchase 50,000 shares of common stock of the Company and 120,000 shares of common stock of the Company, respectively to directors of the Company (not including Chairman of the Board).

During 2025 and 2024, the Company’s Board of Directors authorized the grant of options to purchase 150,000 shares of common stock of the Company and 285,000 shares of common stock of the Company, respectively, to certain officers of the Company.

Compensation expense recorded by the Company in respect of its stock-based employees, directors and service providers compensation awards in accordance with ASC 718-10 for the year ended December 31, 2025 and 2024 amounted to $3,067 thousand and $2,329 thousand, respectively.

ODYSIGHT.AI INC.

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

The following table summarizes RSU activity:

	Amount of RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (years)
		$
Outstanding – January 1, 2024	39,585	4.08	6.3
Granted	-	-	-
Forfeited	-	-	-
Vested	(24,166)	4.42	-
Unvested and Outstanding - December 31, 2024	15,419	3.56	5.5
Granted	-	-	-
Forfeited	-	-	-
Vested	(11,252)	3.76	-
Unvested and Outstanding - December 31, 2025	4,167	3.0	4.72

Compensation expense recorded by the Company in respect of its stock-based employees, directors and service providers compensation awards in accordance with ASC 718-10 for the year ended December 31, 2025 and 2024 amounted to $11 thousand and $57 thousand, respectively.

The unrecognized compensation expense calculated under the fair-value method for RSUs expected to vest as of December 31, 2025 is approximately $1 thousand and is expected to be recognized over a weighted-average period of 0.35 years.

The following table sets forth the total stock-based payment expenses resulting from options and RSU granted, included in the statements of operation and comprehensive income:

	Year ended on December 31,
	2025	2024
	USD in thousands
Cost of revenues	(3)	35
Research and development	908	665
Sales and marketing expenses	358	265
General and administrative	1,815	1,421
Total expenses	3,078	2,386

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REVENUES AND ENTITY WIDE DISCLOSURES:

a.	Disaggregation of revenue

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

The balance of $847 thousand related to the Client, presented under the “accounts receivable” of the balance sheet as of December 31, 2024, was paid in full during 2025.

(2)	During the year ended December 31, 2025 the Company recognized revenues from customization and development services in which the performance obligation is satisfied over time in the amount of $1,150 thousand.

b.	Revenues by geographical area (based on the location of customers)

The following is a summary of revenues within geographic areas:

	Year ended on December 31,
	2025	2024
	USD in thousands
United States	1,856	3,014
Israel	1,150	911
Other	9	39
	3,015	3,964

c.	Major customers

Set forth below is a breakdown of Company’s revenue by major customers (major customer –revenues from these customers constituted at least 10% of total revenues in a certain year):

	Year ended on
	December 31,
	2025	2024
	USD in thousands
Customer A	1,856	3,000

Customer B	927	531

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REVENUES AND ENTITY WIDE DISCLOSURES (continued):

d.	Contract fulfillment assets and Contract liabilities:

	December 31,
	2025	2024
	USD in thousands
Contract fulfillment assets	-	1,017
Contract liabilities	165	2,075

Contract liabilities include deferred service and advance payments.

The change in contract fulfillment assets:

	December 31,
	2025	2024
	USD in thousands

Balance at beginning of year	1,017	1,256
Contract costs recognized during the period	(1,017)	(239)
Balance at end of year	-	1,017

The change in contract liabilities:

	December 31,
	2025	2024
	USD in thousands

Balance at beginning of year	2,075	2,322
Deferred revenue during the year	178	253
Revenue recognized during the year	(2,088)	(500)
Balance at end of year	165	2,075

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of December 31, 2025, the total RPO amounted to approximately $13.8 million. The total RPO amount includes an amount exceeding $10 million related to a long-term purchase order agreement signed in the third quarter of 2024 with a leading international defense contractor.

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

On June 25, 2023, Odysight.ai entered into an amendment to these agreements pursuant to which the lease for the Additional Space was shortened and ended on June 30, 2023 and the lease for the Original Space was extended for an additional five years until December 31, 2028. It was also agreed that Odysight.ai has an option to terminate the agreement for the Original Space with six months’ notice during the first three years.

In December 2025, the Company provided six months’ notice indicating its intention to terminate the lease agreement as of May 2026.

Monthly lease payments under the agreement for the Original Space are approximately $7 thousand.

In March 2026, the Company signed a two-year lease agreement for alternative office space in Omer.

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

Odysight.ai subleases part of the additional office space in Ramat Gan to an unrelated third party for approximately $8 thousand per month.

In addition, the Company leases vehicles under various operating lease agreements.

On December 31, 2025, the Company’s ROU assets and lease liabilities for operating leases totaled $739 thousand and $770 thousand, respectively.

On December 31, 2024, the Company’s ROU assets and lease liabilities for operating leases totaled $1,113 thousand and $1,047 thousand, respectively.

Operating lease expenses were $605 thousand and $514 thousand for the years ended December 31, 2025 and 2024, respectively.

Supplemental cash flow information related to operating leases during the period presented was as follows:

	Year ended December 31,
	2025	2024
	USD in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	605	514

Lease term and discount rate related to operating leases as of the period presented were as follows:

	December 31,
	2025	2024
	USD in thousands
Weighted-average remaining lease term (in years)	0.67	1.1
Weighted-average discount rate- leases vehicles	6%	6%
Weighted-average discount rate- leases offices	12.8%	12.8%

ODYSIGHT.AI INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASES (continued):

The maturities of lease liabilities under operating leases as of December 31, 2025 are as follows:

USD in thousands
Remainder of fiscal year
2026	532
2027	267
2028	26
Total undiscounted lease payments	825
Less: Imputed interest	(55)
Total lease liabilities	770

NOTE 11 – COST OF REVENUES:

	Year ended December 31,
	2025	2024
	USD in thousands
Salaries and related expenses	654	1,175
Materials and subcontractors	1,251	1,345
Rent and maintenance and other expenses	20	145
Depreciation	10	42
Travel expenses	1	27
Vehicle expenses	8	38
Stock-based compensation	(3)	35
Inventory impairment	203	-
	2,144	2,807

NOTE 12 – RESEARCH AND DEVELOPMENT EXPENSES:

	Year ended December 31,
	2025	2024
	USD in thousands
Salaries and related expenses	5,787	3,985
Stock-based compensation	908	665
Materials and subcontractors	1,972	1,535
Depreciation	84	58
Travel expenses	71	65
Vehicle expenses	206	133
Rent and maintenance and other expenses	611	443
	9,639	6,884

NOTE 13 – SALES AND MARKETING EXPENSES:

	Year ended December 31,
	2025	2024
	USD in thousands
Salaries and related expenses	653	251
Stock-based compensation	358	265
Business development and marketing	1,059	458
Exhibitions	58	84
Vehicle expenses	20	19
Travel expenses	143	123
Other expenses	36	18
	2,327	1,218

NOTE 14 – GENERAL AND ADMINISTRATIVE EXPENSES:

	Year ended December 31,
	2025	2024
	USD in thousands
Salaries and related expenses	1,937	1,503
Stock-based compensation	1,815	1,421
Professional services	2,004	1,467
Patents	324	395
Depreciation	20	23
Insurance	212	211
Vehicle expenses	84	94
Rent and maintenance and other expenses	414	316
Travel expenses	230	132
	7,040	5,562

ODYSIGHT.AI INC.

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

As of December 31, 2025, we received IIA royalty-bearing grants totaling approximately NIS 515,000 (approximately $130,000).

NOTE 16 — SEGMENT REPORTING

Segment information is prepared on the same basis that the chief executive officer, who is the Company’s chief operating decision maker, manages the business, makes business decisions and assesses performance. The Company has one reportable segment specializing in vision-based platform solutions as described in Note 1.

The chief executive officer assesses performance for this segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. The chief executive officer performs the assessment of segment performance by using the reported measure of segment profit or loss to monitor budget versus actual results.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
	USD in thousands

Revenues	3,015	3,964

Cost of Sales (*)	1,934	2,730

Research and Development expenses (*)	8,646	6,160

Sales and marketing (*)	1,967	951

General and Administrative expenses (*)	5,205	4,121

Other segment items:
Share-based compensation	3,078	2,386
Inventory impairment	203	-
Depreciation	117	123
Finance income, net	1,100	740

Net loss	17,035	11,767

(*)	Excluding share-based payments, inventory impairment, depreciation expense and finance income, net.

NOTE 17 - SUBSEQUENT EVENTS:

On February 28, 2026, after the reporting date, “The Lion’s Roar Operation” (the “Operation”) commenced, a joint military operation by the United States and Israel involving attacks in Iran. In response, Iran launched ballistic missiles and unmanned aerial vehicles (UAVs) toward Israel and certain states in the Persian Gulf region. These events have resulted in civilian casualties and property damage in Israel. Additionally, Hezbollah, a terrorist organization in Lebanon, joined the attacks against Israel and Israel has started military operations in Lebanon.

Following the commencement of the Operation, Israel’s Home Front Command announced a “special home front situation” and updated safety guidelines that include, among other measures, restrictions on passenger flights, limitations on gatherings, broad reserve recruitment, and temporary closure of certain businesses, which has contributed to a partial reduction in economic activity in Israel.

As a result of these guidelines, the Company’s offices in Israel were closed on certain days during this period. The Company does not expect a substantial impact on its operations from the above-described events.

