Form 10-Q
period 2026-03-31
Odysight.ai Inc.
filed 2026-05-14
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-42497

ODYSIGHT.AI INC.

(Exact name of registrant as specified in its charter)

Nevada	47-4257143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Abba Hillel Silver RD, Sasson Hugi Tower
Ramat Gan, Israel	5250606
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 14, 2026, the registrant had 16,777,322 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

ODYSIGHT.AI INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to scale up our operations, including market acceptance and large-scale adoption of our vision-based sensor products;

●	the amount and timing of future sales and our long and unpredictable sales cycles;

●	our ability to maintain product quality and performance at an acceptable cost and meet technical and quality specifications;

●	our ability to accurately estimate the future supply and demand for our solutions and changes to various factors in our supply chain;

●	the market for adoption of vision-based sensor technologies;

●	compliance with existing laws and regulations and regulatory developments in the United States, Israel, and other jurisdictions, including trade control laws, export authorizations and safety regulations;

●	our plans and ability to obtain, maintain, and protect intellectual property rights, including extensions of patent terms, and our ability to avoid infringing the intellectual property rights of others;

●	the need to hire additional personnel and our ability to attract and retain such personnel, including key members of our senior management;

●	our estimates regarding expenses, backlog, future revenue, capital requirements and need for additional financing;

●	our dependence on third parties, including suppliers and strategic partners;

●	our dependence on a limited number of customers for a substantial portion of our revenues and the impact if order volumes from existing or anticipated customers do not meet expectations;

●	our financial performance and history of operating losses;

●	the growth of regulatory requirements and incentives;

●	the incorporation of artificial intelligence, or AI, and machine learning, or ML, into our products;

●	risks related to product liability claims or product recalls;

●	cybersecurity risks and potential data security breaches;

●	the overall global economic environment and trade tensions, including the adoption or expansion of economic sanctions, tariffs or trade restrictions;

●	challenges and risks related to sales to government entities and highly regulated organizations;

●	the impact of competition and new technologies;

●	limitations and exclusivity provisions in our customer agreements and restrictions on the use of intellectual property;

●	our ability to ensure that our solutions interoperate with a variety of hardware and software platforms;

●	our plans to continue to invest in research and develop technology for new products;

●	our plans to potentially acquire complementary businesses;

●	the impact of future pandemics on our business and on the business of our customers;

●	fluctuations in foreign currency exchange rates;

●	security, political and economic instability in the Middle East that could harm our business, including due to the security situation in Israel and military conflicts with Iran and terrorist organizations;

●	the increased expenses and requirements associated with being a listed public company on the Nasdaq Capital Market, or Nasdaq; and

●	risks associated with our dual listing on the Tel Aviv Stock Exchange, or the TASE, including price volatility, liquidity, and regulatory requirements.

Forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions, are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Important factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed on March 19, 2026). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. You should read our Annual Report on Form 10-K for the year ended December 31, 2025, and the documents that we reference in and have filed as exhibits thereto, completely and with the understanding that our actual future results may be materially different from what we expect.

Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or will occur. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Quarterly Report on Form 10-Q. We qualify all of our forward-looking statements by these cautionary statements.

Item 1. Financial Statements

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	Unaudited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	21,763	25,677
Restricted cash	-	333
Accounts receivable	104	278
Unbilled receivables	649	615
Inventory	313	50
Other current assets	453	549
Total current assets	23,282	27,502

NON-CURRENT ASSETS:
Property and equipment, net	325	346
Operating lease right-of-use assets	639	739
Severance pay asset	299	296
Other non-current assets	96	96
Total non-current assets	1,359	1,477

TOTAL ASSETS	24,641	28,979

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2026	2025
	Unaudited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	446	480
Contract liabilities	133	165
Operating lease liabilities - short term	468	511
Accrued compensation expenses	1,518	1,400
Related parties	88	115
Other current liabilities	331	327
Total current liabilities	2,984	2,998

NON-CURRENT LIABILITIES:
Operating lease liabilities - long term	195	259
Liability for severance pay	299	296
Total non-current liabilities	494	555

TOTAL LIABILITIES	3,478	3,553

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 16,773,407 and 16,357,327 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	17	17
Additional paid-in capital	89,336	88,418
Accumulated deficit	(68,190)	(63,009)
TOTAL SHAREHOLDERS’ EQUITY	21,163	25,426

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	24,641	28,979

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended
	March 31,
	2026	2025
	Unaudited
	USD in thousands (except per share data)

REVENUES	82	2,065
COST OF REVENUES	61	1,527
GROSS PROFIT	21	538
RESEARCH AND DEVELOPMENT EXPENSES	2,557	2,487
SALES AND MARKETING EXPENSES	962	396
GENERAL AND ADMINISTRATIVE EXPENSES	1,840	2,215
OPERATING LOSS	(5,338)	(4,560)
FINANCING INCOME, NET	157	295
NET LOSS AND COMPREHENSIVE LOSS	(5,181)	(4,265)

Net loss per ordinary share (basic and diluted, USD)	(0.32)	(0.29)
Weighted average ordinary shares (basic and diluted, in thousands)	16,387	14,575

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2026 (Unaudited)

	Common Stock		Additional paid-in		Accumulated	Total Shareholders’
	Number	Amount	capital		deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2026	16,358	$17	$88,418		(63,009)	$25,426
Stock based compensation	-	-	886		-	886
Issuance of shares upon RSU vesting	2	*	(*	)	-	-
Options exercise	6	*	32		-	32
Warrants exercise	407	*	(*	)	-	-
Net loss	-	-	-		(5,181)	(5,181)
Balance at March 31, 2026	16,773	$17	$89,336		$(68,190)	$21,163

 Three Months Ended March 31, 2025 (Unaudited)

	Common Stock		Additional paid-in		Accumulated	Total Shareholders’
	Number	Amount	capital		deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2025	12,613	$13	$64,205		(45,974)	$18,244
Stock based compensation	-	-	806		-	806
Issuance of shares upon RSU vesting	5	*	(*	)	-	-
Issuance of shares, net of issuance cost	3,653	4	20,863		-	20,867
Options exercise	37	*	113		-	113
Net loss	-	-	-		(4,265)	(4,265)
Balance at March 31, 2025	16,308	$17	$85,987		$(50,239)	$35,765

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

*	Represents an amount less than $1 thousand

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2026	2025
	Unaudited
	USD in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,181)	(4,265)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	27	27
Stock based compensation	886	806
Loss from exchange differences	20	29
Interest income in respect of deposits	-	12

CHANGES IN OPERATING ASSET AND LIABILITY ITEMS:
Decrease in accounts receivable	174	1,318
Decrease (increase) in inventory	(263)	203
Decrease in operating lease liability	(139)	(136)
Decrease in right-of-use asset	127	118
Increase in unbilled receivables	(34)	(96)
Increase (decrease) in current and non-current other assets	96	(8)
Increase (decrease) in account payables	(28)	9
Increase (decrease) in related parties	(27)	98
Decrease in contract fulfillment assets	-	1,017
Decrease in current and non-current contract liabilities	(32)	(1,832)
Increase in accrued compensation expenses	110	332
Increase in current and non-current other liabilities	10	135
Net cash flows used in operating activities	(4,254)	(2,233)

CASH FLOWS FROM INVESTING ACTIVITIES:

Withdrawal of short-term deposits	-	310
Purchase of property and equipment	(6)	(27)
Net cash flows provided by (used in) investing activities	(6)	283

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance cost	-	20,909
Proceeds from options exercise	32	113
Net cash flows provided by financing activities	32	21,022

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,228)	19,072
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	26,010	18,164
PROFIT FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(19)	(29)
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	21,763	37,207

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	21,763	36,881
Restricted cash	-	326
Total cash, cash equivalents and restricted cash	21,763	37,207

SUPPLEMENTAL INFORMATION FOR CASH FLOW:

Non-cash activities -

	Three months ended March 31,
	2026	2025
	Unaudited
	USD in thousands
Right-of-use assets obtained in exchange for operating lease liabilities	103	-
Termination of right-of-use assets in exchange for derecognition of operating lease obligations	(76)	-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL:

a.	Odysight.ai Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2013.

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

On February 11, 2025, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”. Prior to such date, the Company was quoted on the OTCQB under the same symbol. On April 9, 2026, the Company’s common stock began trading on Tel Aviv Stock Exchange under the symbol “ODYS”.

b.	Since incorporation of Odysight.ai and through March 31, 2026, the Company accumulated a deficit of approximately $68.2 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’s cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these interim consolidated financial statements. However, the Company expects to continue to incur significant research and development and other costs related to its ongoing operations, requiring the Company to obtain additional funding in order to continue its future operations until becoming profitable.

c.

On February 28, 2026, the United States and Israel involving attacks in Iran. In response, Iran launched ballistic missiles and unmanned aerial vehicles (UAVs) toward Israel and certain states in the Persian Gulf region. These events have resulted in civilian casualties and property damage in Israel. Additionally, Hezbollah, a terrorist organization in Lebanon, joined the attacks against Israel and Israel has started military operations in Lebanon. Following the commencement of the operation, Israel’s Home Front Command announced a “special home front situation” and updated safety guidelines that include, among other measures, restrictions on passenger flights, limitations on gatherings, broad reserve recruitment, and temporary closure of certain businesses, which has contributed to a partial reduction in economic activity in Israel. As a result of these guidelines, the Company’s offices in Israel were closed on certain days during this period. On April 8, 2026, the United States and Iran agreed to a temporary ceasefire with the aim of reaching a permanent agreement and ending the war and on April 16, 2026, a cessation of hostilities was announced between Israel and Lebanon. However, the military operation in Lebanon against Hezbollah is still ongoing and the Iran ceasefire remains fragile, with reports of continued military operations by both sides.

As a result of the above-described events, the Company experienced delays in customer orders and in deliveries in existing projects.

In the Company’s assessment, should the security situation continue for an extended period and/or escalate, its consequences may have a material adverse effect on the Israeli economy, including on the Company. Given that this is a dynamic event characterized by significant uncertainty, the extent of the impact of the security situation on the Company’s future operations is currently unknown.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Unaudited Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the interim condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

b. Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

c. Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, inventory impairment and stock-based compensation, as well as in estimates used in applying the revenue recognition policy. Actual results may differ from those estimates.

d. Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LEASES:

a.	Omer office space

In December 2020, Odysight.ai entered into a lease agreement for office space in Omer, Israel (the “Original Space”), with the 36-month term for such agreement beginning on January 1, 2021. In March 2021, Odysight.ai entered into a lease agreement for additional office space in Omer, Israel (the “Additional Space”), with the term for such agreement ending on December 31, 2023.

On June 25, 2023, Odysight.ai entered into an amendment to these agreements pursuant to which the lease for the Additional Space was shortened and ended on June 30, 2023, and the lease for the Original Space was extended for an additional five years until December 31, 2028. It was also agreed that Odysight.ai has an option to terminate the agreement for the Original Space with six months’ notice during the first three years.

Monthly lease payments under the agreement for the Original Space are approximately $7 thousand.

In December 2025, the Company provided six months’ notice indicating its intention to terminate the lease agreement as of May 2026. In March 2026, the Company signed a two-year lease agreement for alternative office space in Omer. Monthly lease payments under the agreement are approximately $5 thousand in the first year and approximately $6 thousand in the second year.

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

c. The Company leases vehicles for use by certain of its employees in Israel. The lease terms are typically for three-year periods.

Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
	2026	2025
	USD in thousands
Cash paid for amounts included in the measurement of lease liabilities	156	147

As of March 31, 2026, the Company’s operating leases had a weighted average remaining lease term of 0.76 years and a weighted average discount rate of 6% for vehicles and 12.8% for offices.

The maturities of lease liabilities under operating leases as of March 31, 2026 are as follows:

Operating leases
USD in thousands

Remainder of 2026	375
2027	274
2028	58
Total future lease payments	707
Less imputed interest	(44)
Total lease liability balance	663

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	USD in thousands
Government authorities	91	90
Accrued expenses	212	209
Other payables	28	28
	331	327

NOTE 5 – EQUITY:

a.	Private and Public Placements

1.

On March 29, 2021, the Company issued to certain investors, including Moshe (Mori) Arkin, a major stockholder and director of the Company, an aggregate of 2,469,156 units in exchange for an aggregate purchase price of $20 million. Each such unit consisted of (i) one share of the Company’s common stock and (ii) one warrant to purchase one share of the Company’s common stock with an exercise price of $10.35 per share. Each such warrant was exercisable until March 31, 2026 and subject to customary adjustments. Pursuant to the terms of the foregoing warrants, following April 1, 2024, if the closing price of the Company’s common stock equaled or exceeded 135% of the aforementioned exercise price (subject to appropriate adjustments for stock splits, stock dividends, stock combinations and other similar transactions after the issue date of the warrants) for any thirty (30) consecutive trading days, the Company could force the exercise of the warrants, in whole or in part, by delivering to these investors a notice of forced exercise.

On March 31, 2026 all warrants expired.

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

During March 2026, all warrants were exercised on a cashless basis, and 407,497 shares were issued accordingly.

3.	On February 12, 2025, the Company completed a U.S. underwritten public offering issuing 3,307,692 shares of the Company’s common stock at a price of $6.50 per share. The Company also granted the underwriters a 30-day over-allotment option to purchase up to an additional 496,153 shares at a purchase price of $6.50 per share. On February 14, 2025, the Company sold an additional 345,432 shares of common stock as a result of a partial exercise of the over-allotment option at the public offering price of $6.50 per share. Following the exercise of the over-allotment option, the Company sold a total of 3,653,124 shares of common stock, generating gross proceeds of approximately $23.7 million, prior to the deduction of underwriting discounts, commissions and estimated offering expenses. After deducting issuance costs, the Company received proceeds of approximately $20.9 million.

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

In July 2024, the Company’s Board of Directors approved an increase to the 2024 Plan’s option pool by an additional 850,000 shares of common stock. Also in July 2024, the Company’s stockholders approved the 2024 Plan. In December 2025, the Company’s Board of Directors approved an increase to the 2024 Plan’s option pool by an additional 777,000 shares of common stock.

The 2020 Plan and 2024 Plan each provide for the grant of stock options (including incentive stock options and nonqualified stock options), shares of common stock, restricted shares, restricted share units, and other share-based awards.

Stock option activity

The following table summarizes stock option activity for the three months ended March 31, 2026:

	For the Three months ended March 31, 2026
	Amount of options	Weighted average exercise price
		$
Outstanding at beginning of period	3,340,514	3.95
Granted	284,000	4.97
Exercised	(6,500)	4.80
Forfeited	(97,601)	3.83
Outstanding at end of period	3,520,413	4.03

Vested at end of period	2,643,860	3.76

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The weighted-average grant date fair value per option granted during the three months ended March 31, 2026, was $3.86. The fair value of each award is estimated using Black-Scholes option-pricing model based on the following assumptions: underlying value of shares of $4.64-$5.14, exercise price of $4.70-$5.14, expected volatility of 80.21%-86.88%, term of the options of 4.375-10 years and risk-free interest rate of 3.74%-4.08%.

On February 19, 2026, the Company’s Board of Directors approved a three-year extension of the term of 407,034 options that were originally set to expire in 2027 (the “Designated Options”). As a result of this extension, the Company estimated the fair value of the Designated Options both before and after the modification and recognized approximately $400 thousand in stock-based payment expenses. The fair value of the Designated Options was estimated using the Black-Scholes option-pricing model, based on the following assumptions: underlying value of shares of $5.14, exercise price of $2.61, expected volatility of 84.89%-90.02%, term of the options of 0.98-4.34 years and risk-free interest rate of 3.49-3.575%.

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

The following table summarizes RSU activity for the three months ended March 31, 2026:

	For the Three months ended March 31, 2026
	Amount of RSUs	Weighted Average Grant Date Fair Value per Share
		$
Outstanding at beginning of period	4,167	3.00
Granted	-	-
Forfeited	-	-
Vested	(2,083)	3.00
Unvested and Outstanding at end of period	2,084	3.00

The following table sets forth the total stock-based payment expenses resulting from options and RSUs granted, included in the statements of operation and comprehensive income:

	Three months ended March 31,
	2026	2025
	USD in thousands
Cost of revenues	-	(2)
Research and development	113	246
Sales and marketing expenses	139	103
General and administrative	634	459
Total expenses	886	806

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – REVENUES:

a.	Disaggregation of revenue

(1)	During the second quarter of 2022, the Company completed the development of a customer-specific project for a Fortune 500 medical company customer (the “Client”) and moved from the project development phase to its production phase. Through March 30, 2025, the Company recognized development services revenues and costs that had been previously deferred based on the expected manufacturing term of the product, which the Company estimated originally at seven years. During the first quarter of 2025, due to the fact that the Company has not received a purchase order from the Client and did not expect to receive such order, the Company decided to fully derecognize the fulfilment asset and contract liability associated with the Client, in the amount of $957 thousand and $1,690 thousand, respectively.
(2)	During the three months ended March 31, 2026, the Company recognized revenues from customization and development services in which the performance obligation is satisfied over time in the amount of $77 thousand.

b.	Unbilled receivables, Contract fulfillment assets and Contract liabilities:

Unbilled receivables represent revenue recognized for goods or services delivered to a customer, but not yet invoiced.

The change in unbilled receivables:

	March 31,	December 31,
	2026	2025
	USD in thousands
Balance at beginning of period	615	185

Contract revenues recognized during the period	34	430
Balance at end of period	649	615

The change in contract fulfillment assets:

	March 31,	December 31,
	2026	2025
	USD in thousands
Balance at beginning of period	-	1,017
Contract costs recognized during the period	-	(1,017)
Balance at end of period	-	-

 Contract liabilities include deferred service and advance payments.

The change in contract liabilities:

	March 31,	December 31,
	2026	2025
	USD in thousands
Balance at beginning of period	165	2,075
Deferred revenue relating to new sales	-	178
Revenue recognized during the period	(32)	(2,088)
Balance at end of period	133	165

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of March 31, 2026, the total RPO amounted to approximately $14 million.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVENTORY:

Composed as follows:

	March 31,	December 31,
	2026	2025
	USD in thousands
Raw materials and supplies	45	50
Finished goods	268	-
	313	50

During the period ended March 31, 2026, no impairment occurred.

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

The following table represents potential ordinary shares outstanding that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	March 31,	December 31,
	2026	2025
Options	3,520,413	3,340,514
Restricted stock unit	2,084	4,167
Warrants	-	5,763,273
	3,522,497	9,107,954

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On April 2023, the Company received approval from the Israel Innovation Authority (the “IIA”) to support and enhance the Company’s production line and capabilities in the next 24 months until April 2025. Pursuant to the agreement with the IIA relating to the program, the Company is required to pay royalties of 3% to the IIA up to the amount IIA funding received and the accrued interest repayment of the grant is contingent upon the Company successfully completing its enhancement plans and generating sales from the enhancements performed. The Company has no obligation to repay these grants if its enhancement plans are not completed or aborted or if it generates no sales.

As of March 31, 2026, we received IIA royalty-bearing grants totaling approximately NIS 515,000 (approximately $130,000).

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

The table below summarizes the significant expense categories regularly reviewed by the chief operating decision maker, for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	USD in thousands

Revenues	82	2,065

Cost of Sales	61	1,520

Research and Development expenses (*)	2,422	2,228

Sales and marketing (*)	822	293

General and Administrative expenses (*)	1,202	1,751

Other segment items:
Share-based payments	886	806
Depreciation	27	27
Finance income, net	157	295

Net loss	5,181	4,265

(*)	Excluding share-based payments, depreciation expense and finance income, net

NOTE 11 – SUBSEQUENT EVENTS

On April 9, 2026, the Company’s common stock began trading on the Tel Aviv Stock Exchange (“TASE”) under the symbol “ODYS”, in addition to its existing listing on the Nasdaq Capital Market. The Company’s common stock is traded on TASE in Israeli Shekels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section in this Quarterly Report on Form 10-Q and in our Annual Report for the year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We were incorporated under the laws of the State of Nevada on March 22, 2013, under the name Intellisense Solutions Inc.

On December 30, 2019, we acquired all of the issued and outstanding share capital of ScoutCam Ltd. and, on December 31, 2019, we changed our name to ScoutCam Inc. Following this acquisition, we integrated and fully adopted the acquired miniaturized imaging business as our primary business activity. On June 5, 2023, we changed our name to Odysight.ai Inc. On February 11, 2025, our common stock began trading on the Nasdaq Capital Market under the symbol “ODYS” and on April 9, 2026, our common stock began trading on the Tel Aviv Stock Exchange under the ticker symbol “ODYS”.

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

Our solutions stream visual information to our processing unit, an in-platform, high-performance AI/ML (machine learning) computer, allowing maintenance and operations teams, on the ground and during operations, visibility into areas that are inaccessible under normal operating conditions or where conditions are not suitable for continuous monitoring. The data, continuously collected and analyzed by our solutions on our secured cloud, provides customers with real-time failure / anomaly detection, events and data recordings, interfacing with platform mission systems and providing real-time alerts and streaming video or images, all while training our algorithms for ongoing improved accuracy and prediction capabilities. Our customers use the prediction capabilities of our solutions to efficiently plan maintenance work on monitored components, benefiting from increased safety, a reduction in downtime, a more efficient data driven operation, increased mission readiness and lower maintenance costs for their monitored platforms.

Our solutions aim to enhance safety and minimize costly downtime by enabling real-time visual analysis of any failure occurrences and to leverage advanced big data analytics to offer predictive insights throughout the entire system lifecycle. This includes efficient spare parts management and intelligent performance predictions, ensuring optimal system reliability and efficiency.

Our solutions are already deployed in the industrial, automotive and aviation sectors. Our customers include the Israeli Air Force, the Israeli Ministry of Defense, a global international defense contractor, NASA and Israel Railways Ltd., as well as a leading European provider of elevator monitoring solutions. Historically, our revenue stream was derived mainly from the medical sector.

Public Offering, Nasdaq Listing and TASE Listing

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

On April 9, 2026, our common stock began trading on TASE under the same symbol “ODYS” following our application to voluntarily list our shares of common stock on the TASE.

Impact of the Ongoing War in Israel on Our Business

On October 7, 2023, the Hamas terrorist organization launched a series of terror attacks on civilian and military targets in southern Israel. Since then, Israel has been involved in an ongoing military campaign and has faced hostilities on multiple fronts, including regular rocket and drone attacks and threats from Hamas in the Gaza Strip, Hezbollah in Lebanon, the Houthi movement in Yemen and other terrorist organizations active in the region. While Israel and Hamas reached a ceasefire framework in October 2025 contemplating a permanent end to that conflict, there is no assurance the agreement will hold. Furthermore, the regional security situation escalated significantly in late February 2026, following preemptive strikes by Israel and the United States against Iranian nuclear and ballistic capabilities. In response, Iran launched missile and drone attacks toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. In addition, in early March 2026, Hezbollah initiated further missile strikes against Israel, leading to retaliatory strikes and limited ground incursions into Lebanon. On April 8, 2026, the United States and Iran agreed to a temporary ceasefire with the aim of reaching a permanent agreement and ending the war and on April 16, 2026, a cessation of hostilities was announced between Israel and Lebanon. However, the military operation in Lebanon against Hezbollah is still ongoing and the Iran ceasefire remains fragile, with reports of continued military operations by both sides.

The war has had economic, military and social consequences for Israel. While the conflict has not had a material adverse effect on our business to date, we have experienced disruptions to our routine work, including travel limitations and occasional rocket fire requiring employees at our Omer and Ramat Gan offices to take temporary shelter in on-site safe rooms. Pursuant to instructions from Israel’s Home Front Command, our offices were closed on certain days during the recent period of heightened hostilities conflict with Iran and Hezbollah.

Additionally, several of our executives and employees have been called up to military reserve duty, including our chief executive officer, who was subject to reserve duty a few days a month until recent months. To mitigate these effects, we have adopted work-from-home measures, increased employee overtime and utilized third-party outsourcing where necessary.

The ongoing conflict has influenced our commercial environment in the following ways:

●	Customer Prioritization: During more intense periods of the conflict, including during the recent round of hostilities with Iran, some Israeli clients have prioritized other matters, which has caused occasional delays in finalizing purchase orders and deliveries of existing projects. These delays have had a temporary impact on our business.

●	Defense Technology Interest: Conversely, due to intensive flight hours flown by the Israeli Air Force and an enhanced Ministry of Defense budget, we have seen growing interest in our technology from Israeli government agencies and R&D programs. This may lead to a more rapid assimilation of our technology into relevant platforms than previously anticipated.

●	International Sentiment: The war has increased negative sentiments regarding Israel and Israeli companies internationally, including efforts to boycott Israeli goods and services and specific efforts targeting Israeli defense firms. While we have faced challenges, such as initial bans from industry conferences that were later overturned, these efforts have not impacted our participation in such events to date.

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months period ended March 31, 2026 and 2025, together with the changes in those items in dollars and as a percentage:

	Three months ended March 31,
	2026	2025	% Change
Revenues	82,000	2,065,000	(96)%
Cost of Revenues	61,000	1,527,000	(96)%
Gross Profit	21,000	538,000	(96)%
Research and development expenses	2,557,000	2,487,000	3%
Sales and marketing expense	962,000	396,000	143%
General and administrative expenses	1,840,000	2,215,000	(17)%
Operating Loss	(5,338,000)	(4,560,000)	17%

Revenues

As a result of the nature of our target market and the current stage of our sales development, a substantial portion of our revenue comes from a limited number of customers.

For the three months ended March 31, 2026, we generated revenues of $82,000, compared to revenues of $2,065,000 for the three months ended March 31, 2025.

The decrease in revenues was primarily attributable to Q1 2025 derecognition of the contract liability associated with a Fortune 500 medical company customer, in the amount of $1,690,000, as described in Note 6a(1), and additional decrease of our vision-based solutions for PdM and CBM due to certain delays caused by the geopolitical situation with Iran.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2026 was $61,000, a decrease of $1,466,000, or 96%, compared to cost of revenues of $1,527,000 for the three months ended March 31, 2025.

The decrease in cost of revenues was primarily due to the full derecognition of the fulfillment asset associated with a Fortune 500 medical company customer, in the amount of $957,000, and to the recognition of an inventory impairment of $203,000, both incurred during the three months ended March 31, 2025, as described in Note 6a(1) to our interim condensed consolidated financial statements for the three months ended March 31, 2026 and due to a decrease in revenues from our vision-based platform solutions for PdM and CBM, as described above.

Gross Profit

Gross profit for the three months ended March 31, 2026 was $21,000, a decrease of $517,000, or 96%, compared to gross profit of $538,000 for the three months ended March 31, 2025.

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

Research and development expenses for the three months ended March 31, 2026 were $2,557,000, an increase of $70,000, or 3%, compared to $2,487,000 for the three months ended March 31, 2025.

We expect our research and development expenses to grow modestly as we continue to develop our products and services and recruit additional experts to support our focus on Industry 4.0 solutions (Industry 4.0 refers to the integration of advanced technologies into manufacturing and industrial processes to create smart, interconnected systems for improved efficiency and productivity).

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll expenses, consulting services, promotional materials, exhibitions, demonstration equipment, and certain allocated facility infrastructure costs.

Sales and marketing expenses for the three months ended March 31, 2026 were $962,000, an increase of $566,000, or 143%, compared to $396,000 for the three months ended March 31, 2025.

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

General and administrative expenses for the three months ended March 31, 2026 were $1,840,000, a decrease of $375,000, or 17%, compared to $2,215,000 for the three months ended March 31, 2025.

The decrease in general and administrative expenses was primarily due to a decrease in expenses related to our fund raising and uplisting to Nasdaq, which occurred during the three months ended March 31, 2025, partially offset by an increase in stock-based compensation.

Operating loss

We incurred an operating loss of $5,338,000 for the three months ended March 31, 2026, an increase of $778,000, or 17%, compared to operating loss of $4,560,000 for the three months ended March 31, 2025.

The increase in operating loss was due to a decrease in gross profit and increases in research and development expenses and sales and marketing expenses, each as described above, partially offset by a decrease in general and administrative expenses.

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

Our backlog as of March 31, 2026 was approximately 14.0 million compared to approximately $13.8 million as of December 31, 2025.

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

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars):

	Three months ended March 31,
	2026	2025
Cash used in Operating Activity	(4,254,000)	(2,233,000)
Cash provided by (used in) Investing Activity	(6,000)	283,000
Cash provided by Financing Activity	32,000	21,022,000

Operating Activities

During the three months ended March 31, 2026, cash used in operating activities was $4.3 million, consisting of net loss of $5.2 million and a non-cash benefit of $0.9 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation.

During the three months ended March 31, 2025, cash used in operating activities was $2.2 million, consisting of net loss of $4.3 million, a non-cash benefit of $0.9 million and a favorable net change in operating assets and liabilities of $1.2 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in accounts receivable, inventory, compensation expenses and fulfillment asset, partially offset by cash outflows from changes in current and non-current liabilities.

Investing Activities

During the three months ended March 31, 2026, cash used in investing activities was $6,000, consisting of purchase of property and equipment.

During the three months ended March 31, 2025, cash provided by investing activities was $283,000, consisting mainly of withdrawal of short-term deposits.

Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities was $32,000, consisting of cash proceeds from options exercises.

During the three months ended March 31, 2025, cash provided by financing activities was $21 million, consisting of cash proceeds from issuance of shares in our public offering that closed in February 2025 and cash proceeds from options exercises.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had cash and cash equivalents of $21.8 million compared to cash and cash equivalents and restricted cash of $26.0 million as of December 31, 2025. In addition, as of March 31, 2026, we incurred an accumulated deficit of $68.2 million compared to $63.0 million as of December 31, 2025.

Our primary sources of liquidity to date have been from fund-raising, revenues from customers and warrant exercises.

Additional Cash Requirements

We plan to continue to invest in long-term growth, and therefore we expect that our expenses will continue to grow. We currently believe that our existing cash and cash equivalents will allow us to fund our operating plan through the at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our expenses may increase in connection with our ongoing activities, particularly as we continue our commercialization efforts, research and development and the scale up of our solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we may need to raise additional capital before we become profitable from sales of our solutions and may do so to expand our business, pursue strategic investments, take advantage of financing opportunities or for other reasons. We may raise these funds through equity financing, debt financing or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Contractual Obligations and Commitments

Operating lease payments represent our commitment for future payments under leases for our offices in Israel and for vehicle leasing. The total future payments for our operating lease obligation as of March 31, 2026 were approximately $838 thousand. For additional details regarding our lease, see Note 3 to our interim consolidated condensed financial statements for the three months ended March 31, 2026.

Our lease for approximately 800 square meters of office, manufacturing and laboratory space in Omer, Israel is set to expire in May 2026, at which time we have leased an alternative location in Omer consisting of approximately 286 square meters of space.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Except for the additional risk factors provided below, there have been no material changes from the information set forth in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 19, 2026.

The dual listing of our common stock on Nasdaq and the TASE may result in price variations that could adversely affect liquidity of the market for our common stock.

Our common stock is listed and trades on both Nasdaq and the TASE. The dual listing may result in price variations of our common stock between the two exchanges due to various factors, including the use of different currencies and the different days and hours of trading for the two exchanges. Any decrease in the trading price of our common stock in one market could cause a decrease in the trading price on the other market. In addition, the dual listing may adversely affect liquidity and trading prices on one or both of the exchanges as a result of circumstances that may be beyond our control. For example, transfers by holders of our securities from trading on one exchange to the other could result in increases or decreases in liquidity and or trading prices on either or both of the exchanges. Holders could also seek to sell or buy our common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any such arbitrage activity could create volatility in both the price and volume of trading of our common stock.

The existing mechanism for the dual listing of securities on Nasdaq and the TASE may be eliminated or modified in a manner that may subject us to additional regulatory burden and additional costs.

The current Israeli regulatory regime provides a mechanism for the dual listing of securities traded on Nasdaq and the TASE that does not impose any significant regulatory burden or significant costs on us. If this dual-listing regime is eliminated or modified, it may become more difficult for us to comply with the regulatory requirements, and this could result in additional costs. In such event, we may consider delisting of our common stock from the TASE.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, we did not have any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

On May 13, 2026, the Board of Directors approved the appointment of Mr. Ronen Tanami as the Company’s Chief Operating Officer. Mr. Tanami, who has served as the Company’s interim VP R&D since January 1, 2026, will transition to his new position effective immediately. In connection with his appointment, the Company entered into an employment agreement with Mr. Tanami on December 31, 2025 that provides for an initial gross monthly salary of NIS 62,500. Following the completion of one year of service, Mr. Tanami’s monthly salary will increase to NIS 65,000. The employment agreement also provides that Mr. Tanami may be eligible to receive an annual special performance bonus of up to three monthly salaries, subject to Company performance and the achievement of annual objectives, in each case subject to the discretion of the CEO and approval by the Board of Directors. Under the employment agreement, the Company will recommend that the Board of Directors grant Mr. Tanami options to purchase 60,000 shares of common stock. In connection with his appointment as Chief Operating Officer, Mr. Tanami will also be entitled to a one-time grant of options to purchase an additional 40,000 shares of common stock. The grant of all such options, as well as the terms and conditions thereof, shall be subject to the discretion of the Board of Directors. Mr. Tanami will also receive additional benefits customary for an executive officer of his experience and standing, including pension arrangements, study fund contributions and convalescence pay.

In February 2026, the Board of Directors approved the grant of 70,000 options to Mr. Tanami.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

Exhibit Number	Description
3.1.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 to our Form S-1 filed with the SEC on July 17, 2023)

3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 8, 2023)

10.1*	Employment Agreement of Ronen Tanami, dated December 31, 2025

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Instance Document

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2026	ODYSIGHT.AI INC.

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
Odysight.ai Inc.

	By:	/s/ Einav Brenner
	Name:	Einav Brenner
	Title:	Chief Financial Officer
Odysight.ai Inc.

-26-