Form 10-Q
period 2026-06-30
Odysight.ai Inc.
filed 2026-08-13
CIK 1577445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 16,806,905 shares of common stock, par value $0.001 per share of the registrant issued and outstanding.

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

Forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions, are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2026 (filed with the SEC on May 14, 2026) and in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed on March 19, 2026). In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. You should read our Annual Report on Form 10-K for the year ended December 31, 2025, and the documents that we reference in and have filed as exhibits thereto, completely and with the understanding that our actual future results may be materially different from what we expect.

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

AS OF JUNE 30, 2026

CONSOLIDATED ODYSIGHT.AI INC.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	Unaudited
	USD in thousands
Assets

CURRENT ASSETS:
Cash and cash equivalents	17,220	25,677
Restricted cash	-	333
Short-term deposit	333	-
Accounts receivable	677	278
Unbilled receivables	682	615
Inventory	244	50
Other current assets	754	549
Total current assets	19,910	27,502

NON-CURRENT ASSETS:
Property and equipment, net	249	346
Operating lease right-of-use assets	806	739
Severance pay asset	318	296
Other non-current assets	96	96
Total non-current assets	1,469	1,477

TOTAL ASSETS	21,379	28,979

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2026	2025
	Unaudited
	USD in thousands
Liabilities and shareholders’ equity

CURRENT LIABILITIES:
Accounts payable	448	480
Contract liabilities	342	165
Operating lease liabilities - short term	588	511
Accrued compensation expenses	1,586	1,400
Related parties	113	115
Other current liabilities	346	327
Total current liabilities	3,423	2,998

NON-CURRENT LIABILITIES:
Operating lease liabilities - long term	246	259
Liability for severance pay	318	296
Total non-current liabilities	564	555

TOTAL LIABILITIES	3,987	3,553

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 16,806,905 and 16,357,327 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	17	17
Additional paid-in capital	89,889	88,418
Accumulated deficit	(72,514)	(63,009)
TOTAL SHAREHOLDERS’ EQUITY	17,392	25,426

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	21,379	28,979

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	Unaudited
	USD in thousands

REVENUES	502	2,427	420	362
COST OF REVENUES	322	1,756	261	229
GROSS PROFIT	180	671	159	133
RESEARCH AND DEVELOPMENT EXPENSES	4,797	4,843	2,240	2,356
SALES AND MARKETING EXPENSES	1,883	1,024	921	628
GENERAL AND ADMINISTRATIVE EXPENSES	3,369	3,802	1,529	1,587
OPERATING LOSS	(9,869)	(8,998)	(4,531)	(4,438)
FINANCING INCOME, NET	364	658	207	363
NET LOSS AND COMPREHENSIVE LOSS	(9,505)	(8,340)	(4,324)	(4,075)
Net loss per common share (basic and diluted, USD)	(0.57)	(0.54)	(0.26)	(0.25)
Weighted average common shares (basic and diluted, in thousands)	16,591	15,450	16,793	16,316

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2026 (Unaudited)

	Common Stock		Additional paid-in		Accumulated	Total Shareholders’
	Number	Amount	capital		deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2026	16,358	$17	$88,418		(63,009)	$25,426
Stock based compensation	-	-	1,338		-	1,338
Issuance of shares upon RSU vesting	4	*	(*	)	-	-
Options exercise	37	*	133		-	133
Warrants exercise	407	*	(*	)	-	-
Net loss	-	-	-		(9,505)	(9,505)
Balance at June 30, 2026	16,806	$17	$89,889		$(72,514)	$17,392

Three Months Ended June 30, 2026 (Unaudited)

	Common Stock		Additional paid-in		Accumulated	Total Shareholders’
	Number	Amount	capital		Deficit	equity
	In thousands	USD in thousands
Balance as of April 1, 2026	16,773	$17	$89,336		$(68,190)	$21,163
Stock based compensation	-	-	452		-	452
Issuance of shares upon RSU vesting	2	*	(*	)	-	-
Options exercise	31	-	101		-	101
Net loss	-	-	-		(4,324)	(4,324)
Balance as of June 30, 2026	16,806	$17	$89,889		$(72,514)	$17,392

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Six Months Ended June 30, 2025 (Unaudited)

	Common Stock		Additional paid-in		Accumulated	Total Shareholders’
	Number	Amount	capital		Deficit	equity
	In thousands	USD in thousands
Balance at January 1, 2025	12,613	$13	$64,205		(45,974)	$18,244
Stock based compensation	-	-	1,651		-	1,651
Issuance of shares upon RSU vesting	5	*	(*	)	-	-
Issuance of shares, net of issuance cost	3,653	4	20,863		-	20,867
Options exercise	56	*	182		-	182
Net loss	-	-	-		(8,340)	(8,340)
Balance at June 30, 2025	16,327	$17	$86,901		$(54,314)	$32,604

Three Months Ended June 30, 2025 (Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Shareholders’
	Number	Amount	capital	Deficit	equity
	In thousands	USD in thousands
Balance as of April 1, 2025	16,308	$17	$85,987	$(50,239)	$35,765
Stock based compensation	-	-	845	-	845
Options exercise	19	-	69	-	69
Net loss	-	-	-	(4,075)	(4,075)
Balance as of June 30, 2025	16,327	$17	$86,901	$(54,314)	$32,604

*	Represents an amount less than $1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ODYSIGHT.AI INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	Unaudited
	USD in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(9,505)	(8,340)	(4,324)	(4,075)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	56	58	29	31
Stock based compensation	1,338	1,651	452	845
Profit from exchange differences	(45)	(42)	(65)	(71)
Loss from sales of property and equipment	54	-	54	-
Interest income in respect of deposits	(3)	12	(3)	-

Changes in operating assets and liability items:
Decrease (increase) in accounts receivable	(407)	1,023	(581)	(295)
Decrease (Increase) in inventory	(194)	203	69	-
Decrease in operating lease liability	(270)	(242)	(131)	(106)
Increase in unbilled receivables	(67)	(257)	(33)	(161)
Decrease in right-of-use asset	231	239	104	121
Increase in current and non-current other assets	(200)	(270)	(296)	(262)
Increase (decrease) in account payables	(13)	126	15	117
Increase (decrease) in related parties	(2)	35	25	(63)
Decrease in contract fulfillment assets	-	1,017	-	-
Increase (decrease) in current and non-current contract liabilities	177	(1,796)	209	36
Increase (decrease) in accrued compensation expenses	97	122	(13)	(210)
Increase (decrease) in current and non-current other liabilities	40	58	30	(77)
Net cash flows used in operating activities	(8,713)	(6,403)	(4,459)	(4,170)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(34)	(30)	(28)	(3)
Proceeds from sales of property and equipment	21	-	21	-
Withdrawal of (investment in) short term deposits	(330)	310	(330)	-
Net cash flows provided by (used in) investing activities	(343)	280	(337)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance cost (issuance cost)	-	20,874	-	(35)
Proceeds from options exercise	133	182	101	69
Net cash flows provided by financing activities	133	21,056	101	34

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(8,923)	14,933	(4,695)	(4,139)
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	26,010	18,164	21,763	37,207
EFFECT FROM EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	133	141	152	170
BALANCE OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	17,220	33,238	17,220	33,238

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	17,220	32,910	17,220	32,910
Restricted cash	-	328	-	328
Total cash, cash equivalents and restricted cash	17,220	33,238	17,220	33,238

Non-cash activities -

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	Unaudited
	USD in thousands

Right-of-use assets obtained in exchange for operating lease liabilities	375	78	272	78
Termination of right-of-use assets in exchange for cancellation of operating lease obligations	(76)	(33)	-	(33)

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

On February 28, 2024, D. View Ltd., a wholly owned subsidiary of the Company was incorporated in the State of Israel to act as a representative for the defense market.

On January 9, 2025, Odysight.ai Eu S.r.l., a wholly owned subsidiary of the Company was incorporated under the laws of Italy.

References to the Company include the subsidiaries unless the context indicates otherwise.

The Company, through its subsidiaries, provides vision-based solutions for the Predictive Maintenance (PdM) and Condition Based Monitoring (CBM) markets. The Company’s visual sensor-based solutions and its embedded software, and AI algorithms are deployed in hard-to-reach locations and harsh environments across a variety of PdM and CBM use cases and allow maintenance and operations teams visibility into areas which are inaccessible under normal operation, or where the operating ambience is not suitable for continuous real-time monitoring. By combining advanced visual sensing, real-time analytics, and AI-driven insights, the Company helps organizations improve safety, efficiency, and operational intelligence.

On February 11, 2025, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “ODYS”. Prior to such date, the Company was quoted on the OTCQB under the same symbol. On April 9, 2026, the Company’s common stock began trading on Tel Aviv Stock Exchange under the symbol “ODYS”.

b.	Since incorporation of Odysight.ai and through June 30, 2026, the Company accumulated a deficit of approximately $72.5 million and its activities have been funded mainly by its shareholders. The Company’s management believes the Company’s cash and cash resources will allow the Company to fund its operating plan through at least the next 12 months from the filing date of these interim condensed consolidated financial statements. However, the Company expects to continue to incur significant operational expenses related to its ongoing activities, requiring the Company to obtain additional funding in order to continue its future operations until becoming profitable.

c.

On February 28, 2026, the United States and Israel preemptively attacked Iran. As part of this conflict, Iran launched missile and drone attacks toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. These events have resulted in civilian casualties and property damage in Israel. In early March 2026, Hezbollah joined the conflict and carried out missile attacks against Israel, leading to Israeli retaliatory strikes and an extended ground incursion. While temporary ceasefires between the United States, Israel, and Iran, and between Israel and Lebanon, were reached in April 2026, hostilities between Israel and Hezbollah remain ongoing with occasional flare ups between the United States and Iran, there can be no assurance that the temporary ceasefires will be upheld or that a permanent ceasefire will be reached, and the situation remains volatile and highly unstable.

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

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued):

d. Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements, except for the following:

Short-term bank deposits

Bank deposits with maturities of more than three months but less than one year are included in short-term bank deposits. Such short-term bank deposits are stated at cost which approximates fair market value.

e. Recent Accounting Pronouncements

Recent accounting pronouncements are identical to those presented in the latest annual financial statements, except for the following:

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in ASU 2025-11 are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

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

In December 2025, the Company provided six months’ notice indicating its intention to terminate the lease agreement as of May 2026. In March 2026, the Company signed a two-year lease agreement for alternative office space in Omer, with the lease commencing on June 28, 2026. At the end of the term, the Company has an option to extend the lease for an additional two years, which the Company has not factored into its lease liability calculation. Monthly lease payments under the agreement are approximately $5 thousand in the first year and approximately $6 thousand in the second year.

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

Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	Unaudited
	USD in thousands

Cash paid for amounts included in the measurement of lease liabilities	304	296	148	149

As of June 30, 2026, the Company’s operating leases had a weighted average remaining lease term of 0.79 years and a weighted average discount rate of 6% for vehicles and 12.8% for offices.

The maturities of lease liabilities under operating leases as of June 30, 2026, are as follows:

Operating leases
USD in thousands
Remainder of 2026	313
2027	418
2028	156
2029	2
Total future lease payments	889
Less imputed interest	(55)
Total lease liability balance	834

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	USD in thousands
Government authorities	96	90
Accrued expenses	176	209
Other payables	74	28
	346	327

NOTE 5 – EQUITY:

a.	Private and Public Placements

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

Stock option activity

The following table summarizes stock option activity for the six months ended June 30, 2026 and June 30, 2025:

	For the Six months ended June 30,
	2026		2025
	Amount of options	Weighted average exercise price ($)	Amount of options	Weighted average exercise price ($)
Outstanding at beginning of period	3,340,514	3.95	3,227,234	3.78
Granted	324,000	4.99	181,000	6.50
Exercised	(37,914)	3.49	(58,101)	3.70
Forfeited	(147,913)	3.89	(28,336)	4.09
Outstanding at end of period	3,478,687	4.05	3,321,797	3.94

Vested at end of period	2,754,023	3.78	2,035,607	3.52

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The weighted-average grant date fair value per option granted during the six months ended June 30, 2026, was $3.93. The fair value of each award is estimated using Black-Scholes option-pricing model based on the following assumptions: underlying value of shares of $4.64-$5.14, exercise price of $4.70-$5.14, expected volatility of 80.21%-86.88%, term of the options of 4.375-10 years and risk-free interest rate of 3.74%-4.67%.

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

The following table summarizes RSU activity for the six months ended June 30, 2026 and June 30, 2025:

	For the Six months ended
	June 30,
	2026		2025
	Number of	Weighted Average Grant Date Fair Value	Number of	Weighted Average Grant Date Fair Value
	RSUs	per Share ($)	RSUs	per Share ($)
Outstanding at beginning of period	4,167	3.00	15,419	3.56
Granted	-	-	-	-
Forfeited	-	-	-	-
Vested	(4,167)	3.00	(7,085)	4.21
Unvested and Outstanding at end of period	-	-	8,334	3.0

The following table sets forth the total stock-based payment expenses resulting from options and RSUs granted, included in the statements of operations and comprehensive income:

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	Unaudited
	USD in thousands

Cost of revenues	-	(3)	-	-
Research and development	267	466	154	219
Sales and marketing expenses	221	202	82	99
General and administrative	850	986	216	527
Total expenses	1,338	1,651	452	845

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – REVENUES:

a.	Disaggregation of revenue:

(1)	During the second quarter of 2022, the Company completed the development of a customer-specific project for a Fortune 500 medical company customer (the “Client”) and moved from the project development phase to its production phase. Through March 30, 2025, the Company recognized development services revenues and costs that had been previously deferred based on the expected manufacturing term of the product, which the Company estimated originally at seven years. During the first quarter of 2025, due to the fact that the Company has not received a purchase order from the Client and did not expect to receive such order, the Company decided to fully derecognize the fulfillment asset and contract liability associated with the Client, in the amount of $957 thousand and $1,690 thousand, respectively.

(2)	During the six months ended June 30, 2026, the Company recognized revenues from customization and development services in which the performance obligation is satisfied over time in the amount of $497 thousand.

b.	Unbilled receivables, Contract fulfillment assets and Contract liabilities:

Unbilled receivables represent revenue recognized for goods or services delivered to a customer, but not yet invoiced.

The change in unbilled receivables:

	June 30,	December 31,
	2026	2025
	USD in thousands
Balance at beginning of period	615	185
Contract revenues recognized during the period	67	430
Balance at end of period	682	615

The change in contract fulfillment assets:

	June 30,	December 31,
	2026	2025
	USD in thousands
Balance at beginning of period	-	1,017
Contract costs recognized during the period	-	(1,017)
Balance at end of period	-	-

Contract liabilities include deferred service and advance payments.

The change in contract liabilities:

	June 30,	December 31,
	2026	2025
	USD in thousands
Balance at beginning of period	165	2,075
Deferred revenue during the period	203	178
Revenue recognized during the period	(26)	(2,088)
Balance at end of period	342	165

Remaining Performance Obligations

Remaining Performance Obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of June 30, 2026, the total RPO amounted to approximately $14.1 million.

ODYSIGHT.AI INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVENTORY:

Composed as follows:

	June 30,	December 31,
	2026	2025
	USD in thousands
Raw materials and supplies	42	50
Finished goods	202	-
	244	50

During the period ended June 30, 2026, no impairment occurred.

NOTE 8 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders of the Company by the weighted average number of common shares as described below.

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

The following table represents potential common shares outstanding that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	June 30,	December 31,
	2026	2025
Options	3,478,687	3,340,514
Restricted stock unit	-	4,167
Warrants	-	5,763,273
	3,478,687	9,107,954

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In April 2023, the Company received approval from the Israel Innovation Authority (the “IIA”) to support and enhance the Company’s production line and capabilities in the next 24 months until April 2025. Pursuant to the agreement with the IIA relating to the program, the Company is required to pay royalties of 3% to the IIA up to the amount of IIA funding received and the accrued interest repayment of the grant is contingent upon the Company successfully completing its enhancement plans and generating sales from the enhancements performed. The Company has no obligation to repay these grants if its enhancement plans are not completed or aborted or if it generates no sales.

Total IIA royalty-bearing grants approved for the Company amounted to approximately $80,000.

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

The table below summarizes the significant expense categories regularly reviewed by the chief operating decision maker, for the six months and three months ended June 30, 2026 and 2025:

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	Unaudited
	USD in thousands

Revenues	502	2,427	420	362

Cost of Revenues (*)	322	1,749	261	229

Research and Development expenses (*)	4,483	4,340	2,061	2,112

Sales and marketing (*)	1,661	820	839	527

General and Administrative expenses (*)	2,457	2,807	1,255	1,056

Other segment items:
Stock-based payments	1,338	1,651	452	845
Depreciation	56	58	29	31
Loss from sales of property and equipment	54	-	54	-
Finance income, net	364	658	207	363

Net loss	(9,505)	(8,340)	(4,324)	(4,075)

(*)	Excluding share-based payments, depreciation expense, loss from sales of property and equipment and finance income, net

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued and identified none requiring disclosure or adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2026 and in our Annual Report for the year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are a pioneer in the development, production and marketing of an innovative visual monitoring AI solution that deploys small visual sensors to monitor critical safety components in hard-to-reach locations and harsh environments, across various Predictive Maintenance, or PdM, and Condition Based Monitoring, or CBM, use cases applied both for the civil and defense sectors. We aim to be the industry benchmark for real-time, visual-based machine and infrastructure health monitoring and predictive maintenance analysis through AI and machine learning (ML) data analytics.

Our solution streams visual information to our processing unit, an in-platform, high-performance AI and ML computer, allowing maintenance and operations teams, on the ground and during operations, visibility into areas that are inaccessible under normal operating conditions or where conditions are not suitable for continuous monitoring. The data, continuously collected and analyzed by our solution on our secured cloud, provides customers with real-time failure / anomaly detection, events and data recordings, interfacing with platform mission systems and providing real-time alerts and streaming video or images, all while training our algorithms for ongoing improved accuracy and prediction capabilities. Our customers use the prediction capabilities of our solution to efficiently plan maintenance work on monitored components, benefiting from increased safety, a reduction in downtime, a more efficient data driven operation, increased mission readiness and lower maintenance costs for their monitored platforms.

Our solution enhances safety and minimizes downtime by enabling real-time visual analysis of any failure occurrences and to leverage advanced big data analytics to offer predictive insights throughout the entire system lifecycle. This includes efficient spare parts management and intelligent performance predictions, ensuring optimal system reliability and efficiency.

Our solutions are already deployed in the aviation, industrial and automotive sectors. While historically, our revenue stream has been derived mainly from the medical sector, today our customers include the Israeli Air Force, the Israeli Ministry of Defense, Honeywell Aerospace, a global international defense contractor, National Aeronautics and Space Administration (NASA) and Israel Railways Ltd., as well as a leading European provider of elevator monitoring solutions. We have also entered into a Cooperative Research and Development Agreement (CRADA) with the Naval Air Warfare Center Aircraft Division Lakehurst (NAWCAD). Historically, our revenue stream was derived mainly from the medical sector.

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

Impact of the Ongoing War in the Middle East on Our Business

In October 2023, the Hamas terrorist organization launched a series of terror attacks on civilian and military targets adjacent to the Gaza Strip in southern Israel. Israel subsequently declared war and commenced a military campaign against Hamas. While the parties reached a framework in October 2025 that contemplates a potential permanent end to the war with Hamas, there can be no assurance that any ceasefire will be sustained or will result in a lasting resolution. Furthermore, Israel has experienced hostilities on other fronts, including with Hezbollah along Israel’s northern border, attacks and threats from the Houthis in Yemen and several significant direct confrontations with Iran. The security situation escalated significantly in late February 2026 when Israel and the United States preemptively attacked Iran. As part of this conflict, Iran launched missile and drone attacks toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. In early March 2026, Hezbollah joined the conflict and carried out missile attacks against Israel, leading to Israeli retaliatory strikes and an extended ground incursion.

While temporary ceasefires between the United States, Israel, and Iran, and between Israel and Lebanon, were reached in April 2026, hostilities between Israel and Hezbollah remain ongoing with occasional flare ups between the United States and Iran, including involving neighboring countries in the Gulf region, there can be no assurance that the temporary ceasefires will be upheld or that a permanent ceasefire will be reached, and the situation remains volatile and highly unstable. The conclusion of wars or other conflicts may result in changes to regional alliances, shifts in security postures, and the imposition of new sanctions or trade restrictions, any of which could have an adverse impact on our operations. Additionally, such periods may be characterized by heightened uncertainty, including the possibility of contentious political debate and protests, economic instability or changes in government policies that could adversely affect the Israeli economy and, in turn, our business, financial condition and results of operations.

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

The ongoing conflict has influenced our commercial environment in the following ways:

●	Customer Prioritization: During more intense periods of the conflict, including during the recent round of hostilities with Iran, some Israeli clients have prioritized other matters, which has caused occasional delays in finalizing purchase orders and deliveries of existing projects. These delays have had a temporary impact on our business.

●	Defense Technology Interest: Conversely, due to intensive flight hours flown by the Israeli Air Force and an enhanced Ministry of Defense budget, we have seen growing interest in our technology from Israeli government agencies and R&D programs. This may lead to a more rapid assimilation of our technology into relevant platforms than previously anticipated.

●	International Sentiment: The war has increased negative sentiments regarding Israel and Israeli companies internationally, including efforts to boycott Israeli goods and services and specific efforts targeting Israeli defense firms. While we have faced challenges, such as initial bans from industry conferences that were later overturned, these efforts have not impacted our participation in such events to date.

●	Insurance Coverage: Our insurance policies do not cover losses that may occur as a result of war and terrorism. While the Israeli government currently covers the reinstatement value of direct damages caused by such acts, there is no assurance this coverage will be maintained or will sufficiently cover our potential damages. Any significant damage to our facilities or disruption of trade between Israel and its trading partners could have a material adverse effect on our business.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six-month period ended June 30, 2026 and 2025, together with the changes in those items in dollars in thousands and as a percentage:

	Six months ended June 30,
	2026	2025	% Change
Revenues	502	2,427	(79)%
Cost of Revenues	322	1,756	(82)%
Gross Profit	180	671	(73)%
Research and development expenses	4,797	4,843	(1)%
Sales and marketing expense	1,883	1,024	84%
General and administrative expenses	3,369	3,802	(11)%
Operating Loss	(9,869)	(8,998)	10%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the six months ended June 30, 2026, we generated revenues of $502 thousand, compared to $2,427 thousand for the six months ended June 30, 2025.

The decrease in revenues was primarily attributable to the absence of revenue recognized from the Fortune 500 medical company arrangement, including the impact of the first quarter 2025 full derecognition of a $1,690 thousand contract liability, as described in Note 6a(1) to our interim condensed consolidated financial statements for the six months ended June 30, 2026.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2026 was $322 thousand, compared to cost of revenues of $1,756 thousand for the six months ended June 30, 2025.

The decrease in cost of revenues is consistent with the decrease in revenues and primarily attributable to the same factors.

Gross Profit

Gross profit for the six months ended June 30, 2026, was $180 thousand, compared to gross profit of $671 thousand for the six months ended June 30, 2025.

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

Research and development expenses for the six months ended June 30, 2026, were $4,797 thousand, compared to $4,843 thousand for the six months ended June 30, 2025.

The decrease in research and development expenses for the six months ended June 30, 2026 is primarily attributable to the rebuilding of our research and development teams, as well as efficiency steps taken with subcontractors and adoption of AI tools. This decrease was partly offset by an increase in expenses resulting from foreign exchange rate fluctuations resulting from the appreciation of the Israeli Shekel.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll expenses, consulting services, promotional materials, exhibitions, demonstration equipment, travel and certain allocated facility infrastructure costs.

Sales and marketing expenses for the six months ended June 30, 2026 were $1,883 thousand, compared to $1,024 thousand for the six months ended June 30, 2025.

The increase in sales and marketing expenses was primarily driven by our enhanced global selling and marketing activities, including efforts to penetrate new territories and market verticals and enhance product visibility. This led to higher expenses associated with the recruitment of new workforce and marketing consultants.

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

General and administrative expenses for the six months ended June 30, 2026 were $3,369 thousand, compared to $3,802 thousand for the six months ended June 30, 2025.

The decrease in general and administrative expenses was primarily due to a decrease in expenses related to our fundraising and uplisting to Nasdaq, which occurred during the three months ended March 31, 2025, and a decrease in stock-based compensation.

Operating loss

We incurred an operating loss of $9,869 thousand for the six months ended June 30, 2026, compared to an operating loss of $8,998 thousand for the six months ended June 30, 2025.

The increase in operating loss was due to a decrease in gross profit and increase in sales and marketing expenses, each as described above, partially offset by a decrease in research and development expenses and in general and administrative expenses.

Cash Flows

Our primary uses of cash from operating activities have been for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services costs and costs related to our facilities.

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars in thousands):

	Six months ended June 30,
	2026	2025
Cash used in Operating Activities	(8,713)	(6,403)
Cash provided by (used in) Investing Activities	(343)	280
Cash provided by Financing Activities	133	21,056

Operating Activities

During the six months ended June 30, 2026, cash used in operating activities was $8.7 million, consisting of net loss of $9.5 million and an unfavorable net change in operating assets and liabilities of $0.6 million partially offset by a non-cash benefit of $1.3 million. Our non-cash benefit consisted primarily of non-cash charges for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in accounts receivable, increase in inventory, increase in current and non-current other assets and a decrease in operating lease liability, partially offset by inflows from decrease in right-of-use asset and increase in current and non-current contract liabilities.

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

Investing Activities

During the six months ended June 30, 2026, cash used in investing activities was $0.3 million, attributable mainly to an investment in short-term deposits.

During the six months ended June 30, 2025, cash provided by investing activities was $0.3 million, attributable mainly to a withdrawal, net of short-term deposits.

Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities was $0.1 million, consisting of proceeds from options exercise.

During the six months ended June 30, 2025, cash provided by financing activities was $21.1 million, consisting of cash proceeds from issuance of shares, net of issuance costs and proceeds from options exercise.

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three-month period ended June 30, 2026, and 2025, together with the changes in those items in dollars in thousands and as a percentage:

	Three months ended June 30,
	2026	2025	% Change
Revenues	420	362	16%
Cost of Revenues	261	229	14%
Gross Profit	159	133	20%
Research and development expenses	2,240	2,356	(5)%
Sales and marketing expense	921	628	47%
General and administrative expenses	1,529	1,587	(4)%
Operating Loss	(4,531)	(4,438)	2%

Revenues

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of customers.

For the three months ended June 30, 2026, we generated revenues of $420 thousand, compared to $362 thousand for the three months ended June 30, 2025.

The increase in revenue was primarily driven by the completion of ongoing projects, coupled with the commencement of new projects and continued progress on existing projects.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2026, was $261 thousand, compared to cost of revenues of $229 thousand for the three months ended June 30, 2025.

The increase in cost of revenues is consistent with the increase in revenues and primarily attributable to the same factors.

Gross Profit

Gross profit for the three months ended June 30, 2026, was $159 thousand, compared to gross profit of $133 thousand for the three months ended June 30, 2025.

The change in gross profit was due to both an increase in revenues and an increase in cost of revenues, as described above.

Research and Development Expenses

Research and development efforts are focused on new product development and on developing additional functionality for our new and existing products. These expenses primarily consist of employee-related expenses, including salaries, benefits and stock-based compensation expense for personnel engaged in research and development functions, consulting and professional fees related to research and development activities, prototype materials, facility costs and other allocated expenses, which include expenses for rent and maintenance of our facility, utilities, depreciation and other supplies. We expense research and development costs as incurred.

Research and development expenses for the three months ended June 30, 2026 were $2,240 thousand, compared to $2,356 thousand for the three months ended June 30, 2025.

The decrease was primarily from restructuring our research and development teams, as well as efficiency steps taken with subcontractors and adoption of AI tools.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of payroll and related expenses, consulting services, promotional materials, exhibitions, demonstration equipment, travel and certain allocated facility infrastructure costs.

Sales and marketing expenses for the three months ended June 30, 2026 were $921 thousand, compared to $628 thousand for the three months ended June 30, 2025.

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

General and administrative expenses for the three months ended June 30, 2026, were $1,529 thousand, compared to $1,587 thousand for the three months ended June 30, 2025.

The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation partially offset by an increase in expenses due to foreign exchange rate fluctuations resulting from the appreciation of the Israeli Shekel.

Operating loss

We incurred an operating loss of $4,531 thousand for the three months ended June 30, 2026, compared to an operating loss of $4,438 thousand for the three months ended June 30, 2025.

The increase in operating loss was due to an increase in sales and marketing expenses, as described above, partially offset by an increase in gross profit, a decrease in research and development expenses and a decrease in general and administrative expenses.

Cash Flows

Our primary uses of cash used in operating activities have been for payroll expenses, research and development costs, manufacturing costs, marketing and promotional expenses, professional services costs and costs related to our facilities.

The following table sets forth the significant sources and uses of cash for the periods set forth below (in dollars in thousands):

	Three months ended June 30,
	2026	2025
Cash used in Operating Activities	(4,459)	(4,170)
Cash used in Investing Activities	(337)	(3)
Cash provided by Financing Activities	101	34

Operating Activities

During the three months ended June 30, 2026, cash used in operating activities was $4.5 million, consisting of net loss of $4.3 million and an unfavorable net change in operating assets and liabilities of $0.6 million, partially offset by a non-cash benefit of $0.4 million. Our non-cash benefit consisted primarily of non-cash charges of $0.5 million for stock-based compensation. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in accounts receivable, lease liability, current and non-current assets and accrued compensation, partially offset by cash inflows from current and non-current liabilities and right of use assets.

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

Investing Activities

For the three months ended June 30, 2026, net cash flows used in investing activities was $337 thousand, attributable mainly to an investment in short-term deposits.

For the three months ended June 30, 2025, net cash flows used in investing activities was $3 thousand, attributable to a purchase of property and equipment.

Financing Activities

For the three months ended June 30, 2026, net cash flows provided by financing activities was $101 thousand, consisting of proceeds from options exercise.

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

Our backlog as of June 30, 2026 was approximately $14.1 million compared to approximately $13.8 million as of December 31, 2025.

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had cash and cash equivalents and short-term deposit of approximately $17.6 million compared to cash and cash equivalents and restricted cash of approximately $26.0 million as of December 31, 2025. In addition, as of June 30, 2026, we incurred an accumulated deficit of $72.5 million compared to $63.0 million as of December 31, 2025.

Our primary sources of liquidity to date have been from fundraising, revenues from customers, warrant and options exercises. On June 5, 2026, we entered into a Sales Agreement with Roth Capital Partners, LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $20,000,000 from time to time in “at the market” offerings. The sales agent is entitled to a commission of up to 3.0% of the gross proceeds from any sales under the Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares under the Sales Agreement.

Additional Cash Requirements

We plan to continue to invest in long-term growth, and therefore we expect that our expenses will continue to grow. We currently believe that our existing cash and cash equivalents will allow us to fund our operating plan through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our expenses may increase in connection with our ongoing activities, particularly as we continue our commercialization efforts, research and development and the scale up of our solutions. We expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we expect that we will need to raise additional capital before we become profitable from sales of our solutions and may do so to expand our business, pursue strategic investments, take advantage of financing opportunities or for other reasons. We may raise these funds through equity financing, debt financing or other sources, which may result in further dilution in the equity ownership of our common stock. There is no assurance that we will be able to maintain operations at a level sufficient for investors to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we will, most likely, continue to be unprofitable for the foreseeable future. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Contractual Obligations and Commitments

Operating lease payments represent our commitment for future payments under leases for our offices in Israel and for vehicle leasing. The total future payments for our operating lease obligation as of June 30, 2026 were approximately $889 thousand. For additional details regarding our lease, see Note 3 to our interim condensed consolidated financial statements for the six months ended June 30, 2026.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the information set forth in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 19, 2026, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, as filed with the SEC on May 14, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, we did not have any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Date: August 13, 2026	ODYSIGHT.AI INC

	By:	/s/ Yehu Ofer
	Name:	Yehu Ofer
	Title:	Chief Executive Officer
Odysight.ai Inc

	By:	/s/ Einav Brenner
	Name:	Einav Brenner
	Title:	Chief Financial Officer
Odysight.ai Inc

-31-